Form 10-Q
period 1996-03-31
REDFED BANCORP INC
filed 1996-05-14
CIK 916605

                   SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549


                                    FORM 10-Q


           [x]       QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

                  For The Quarterly Period Ended  MARCH 31, 1996

                                        OR

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Transition Period from _______ To ________


                        Commission File Number: 0-23146


                                 REDFED BANCORP INC.
               (exact name of registrant as specified in its charter)

              DELAWARE                                  33-0588105
    (State or other jurisdiction of        (I.R.S. employer identification no.)
      incorporation or organization)

              300 EAST STATE STREET, REDLANDS, CALIFORNIA 92373
              (Address of principal executive offices) (Zip code)

      Registrant's telephone number, including area code: (909) 335-3551

      Indicate by check mark whether the registrant (1) has filed reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

             [x] YES  [ ] NO

      The Registrant had 4,370,419 shares outstanding at March 31, 1996.

                             REDFED BANCORP INC.
                                    Index



PART I     FINANCIAL INFORMATION

 Item 1.    Financial Statements

             RedFed Bancorp Inc.
             -------------------

             Consolidated Statements of Financial Condition (unaudited)
             as of March 31, 1996, and December 31, 1995                    3

             Consolidated Statements of Operations (unaudited)
             for the Quarter Ended March 31, 1996, and 1995                 4

             Consolidated Statements of Cash Flows (unaudited)
             for the Quarter Ended March 31, 1996, and 1995                 5

             Notes to Consolidated Financial Statements                     7


 Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            8

PART II      OTHER INFORMATION

 Item 1.    Legal Proceedings                                              17

 Item 6.    Exhibits and Reports on Form 8-K                               17

                            REDFED BANCORP INC.

             CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                               (unaudited)

                         (dollars in thousands)


                                                   March 31,    December 31,
                  ASSETS                             1996           1995
                                                 -----------    ------------

Cash and cash equivalents                            $31,253          30,985

Loans held for sale at lower of cost or
 market value                                          5,568           4,578

Mortgage-backed securities available-for-sale         25,005          26,501

Investment securities held-to-maturity                38,797          41,655

Mortgage-backed securities held-to-maturity           31,494          25,615

Loans receivable, net                                666,583         678,406

Accrued interest receivable                            4,909           5,014

Federal Home Loan Bank Stock, at cost                  7,003           6,914

Real estate acquired through foreclosure, net         15,765          24,560

Real estate held for sale or investment, net           1,651           1,698

Premises and equipment, net                           17,390          17,619

Prepaid expenses and other assets                     12,277           8,005

Deferred income taxes                                    264             264
                                                 -----------    ------------
      Total assets                                  $857,959         871,814
                                                 ===========    ============
   LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:

      Deposits                                      $769,679         776,528

      Other borrowed money                            24,534          31,133

      Accrued expenses and other liabilities          14,380          14,982

      Deferred income                                  1,037           1,093
                                                 -----------    ------------
           Total liabilities                         809,630         823,736
                                                 -----------    ------------
Stockholders' equity:

     Common stock                                         44              44

     Additional paid-in capital                       32,629          32,608

     Retained earnings, substantially restricted      19,511          18,570

     Deferred compensation                           (2,290)         (2,430)

     Treasury stock                                    (860)           (888)

     Unrealized gain (loss) on securities
      available-for-sale, net                          (705)             174
                                                 -----------    ------------
       Total stockholders' equity                     48,329          48,078
                                                 -----------    ------------
       Total liabilities and stockholders'          $857,959         871,814
        equity                                   ===========    ============


             See accompanying notes to consolidated financial statements



                              REDFED BANCORP INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                    (dollars in thousands, except share data)

                                                      Quarter Ended March 31,
                                                      -----------------------
                                                         1996          1995
                                                      -----------  ----------

Interest income:

       Loans receivable and mortgage-backed
           securities                                    $14,473      14,355

       Investment securities and deposits                    973         779
                                                      ----------  ----------
         Total interest income                            15,446      15,134
                                                      ----------  ----------
Income expense:

       Deposits                                            8,088       8,082

       Other borrowed money                                  375       1,237
                                                      ----------  ----------
         Total interest expense                            8,463       9,319
                                                      ----------  ----------
         Net interest income before provision
             for losses on loans                           6,983       5,815

Provision for losses on loans                              1,400         373
                                                      ----------  ----------
         Net interest income after provision
             for losses on loans                           5,583       5,442
                                                      ----------  ----------
Non-interest income:

       Fee income                                          1,528       1,449

       Loss on sale of loans, investments and
           mortgage-backed securities, net                   (4)         (9)

       Other income                                           65           8
                                                      ----------  ----------
         Total non-interest income                         1,589       1,448
                                                      ----------  ----------
Non-interest expense:

       Compensation and benefits                           2,758       3,238

       Occupancy and equipment                             1,676       1,951

       Federal deposit insurance premiums                    605         584
       Other expense, net                                    662         823
                                                      ----------  ----------
         Total general and administrative expense          5,701       6,596

       Real estate operations, net                           528         704

       Provision for losses on real estate                     0       1,422

       Provision for losses on letters of credit               0         193
                                                      ----------  ----------
         Total non-interest expenses                       6,229       8,915
                                                      ----------  ----------
         Earnings (loss) before income taxes                 943     (2,025)

Income taxes (benefit)                                         2           0
                                                      ----------  ----------
         Net earnings (loss)                             $   941     (2,025)
                                                      ==========  ==========

Net earnings (loss) per share                            $  0.23      (0.51)
                                                      ==========  ==========
Weighted average shares outstanding                    4,088,880   3,978,617
                                                      ==========  ==========

          See accompanying notes to consolidated financial statements

                                       4

                               REDFED BANCORP INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                             (dollars in thousands)


                                                      Quarter Ended March 31,
                                                      -----------------------
                                                         1996          1995
                                                      -----------  ----------

Cash flows from operating activities:

    Net earnings (loss)                                $    941      (2,025)

    Adjustments to net earnings (loss):

        Loan fees collected                                  44          263

        Depreciation and amortization                       336          420

        Provision for losses on loans, real estate
            and letters of credit                         1,400        1,988

        Net loss (gain) on sales of loans,
            mortgage-backed securities, real
            estate and premises and equipment             (164)          380

        Federal Home Loan Bank stock dividends
            received                                       (89)        (113)

        Proceeds from sale of loans                         216          510

        Increase (decrease) in accrued expenses,
            other liabilities and deferred income         (766)      (1,573)

        (Increase) decrease in accrued interest
            receivable, prepaid expenses and other
            assets                                      (4,167)          456
                                                       --------     --------
                  Net cash provided by (used in)
                      operating activities              (2,249)          306
                                                       --------     --------
Cash flows from investing activities:

    Proceeds from maturities of investment
        securities held-to-maturity                      10,500          500

    Purchases of investments securities held-to-
        maturity                                        (7,618)        (465)

    Proceeds from maturities of mortgage-backed
        securities available-for-sale                       618          103

    Proceeds from maturities of mortgage-backed
        securities held-to-maturity                          71        1,652

    Loan originations and purchases                    (27,485)     (42,146)

    Purchases of Federal Home Loan Bank stock                 0        (137)

    Principal payments and reductions of loans, net      32,824       19,857

    Proceeds  from sale of real estate and  premises
        and equipment                                     3,840        8,803

    Purchases of real estate and premises and
        equipment                                         (134)        (137)
                                                       --------    ---------
             Net cash provided by (used in)
                 investing activities                    12,616     (11,970)
                                                       --------    ---------

          See accompanying notes to consolidated financial statements


                              REDFED BANCORP INC.
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                                  (Unaudited)
                            (dollars in thousands)


                                                       Quarter Ended March 31,
                                                      ------------------------
                                                          1996         1995
                                                      -----------  -----------
Cash flows from financing activities:

     Deposits, net of withdrawals and interest
         credited                                       $(6,849)       23,314

     Proceeds from Federal Home Loan Bank advances             0        5,000

     Repayments of Federal Home Loan Bank advances
         and other borrowed money                        (3,250)     (14,175)
                                                      ----------   ----------
             Net cash provided by (used in) in
                  financing activities                  (10,099)       14,139
                                                      ----------   ----------
             Increase in cash and cash equivalents           268        2,475

Cash and cash equivalents, beginning of year              30,985       23,074
                                                      ----------   ----------
Cash and cash equivalents, end of period                $ 31,253       25,549
                                                      ==========   ==========

Supplemental information:
     Interest credited to deposits                      $  6,756        7,119
                                                      ==========   ==========
     Transfers from loans receivable to real
         estate, net                                    $  3,988        3,495
                                                      ==========   ==========
     Loans to facilitate sale of real estate            $     80        6,952
                                                      ==========   ==========
     Transfers from off-balance sheet letters
         of credit to real estate, net                         0        5,735
                                                      ==========   ==========
     Transfers from real estate acquired through
         foreclosure to mortgage-backed securities
         held-to-maturity                               $  5,950            0
                                                      ==========   ==========

          See accompanying notes to consolidated financial statements



                             REDFED BANCORP INC.
                  Notes to Consolidated Financial Statements

1. The consolidated statements of financial condition of RedFed Bancorp Inc., (the "Company"), as of March 31, 1996, and December 31, 1995, the related consolidated statements of operations for the quarter ended March 31, 1996, and 1995 and the related consolidated statements of cash flows for the quarter ended March 31, 1996, and 1995 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company as of March 31, 1996, and results of consolidated operations for the quarter ended March 31, 1996, and 1995 and consolidated cash flows for the quarter ended March 31, 1996, and 1995. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1996.

      The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to SEC Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC Form 10-K for the year ended December 31, 1995.

2. Primary and fully diluted earnings per share for the quarter ended March 31, 1996 of 0.23 per share was based on a net earnings of $941,000 and weighted-average common shares and equivalents outstanding during that period of 4,088,880 (net of unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares, and net of treasury stock). This compares with a loss per share of the quarter ended March 31, 1995 of 0.51 per share based on a net loss of $2.0 million and weighted-average common shares outstanding during that period of 3,978,617 (net of unearned ESOP and RRP shares, and net of treasury stock).

3. Newly Issued Accounting Pronouncements. In March 1995, the FASB issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of long-lived Assets and for long-lived Assets to Be Disposed Of" ("SFAS 121"). SFAS 121 provides guidance for recognition and measurement of impairment of long-lived assets, certain identifiable intangibles and goodwill related both to assets to be held and used by an entity and assets to be disposed of. SFAS 121 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 121, and such adoption did not have a material impact on the Company's consolidated financial statements.

      In May 1995, the FASB issued Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" ("SFAS 122"), an amendment to Statement of Financial Accounting Standards No. 65. SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securities those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights should be stratified based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 122, and such adoption did not have a material impact on the Company's consolidated financial statements.

                              REDFED BANCORP INC.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------------------------------------------------------------------------
RESULTS OF OPERATIONS
- - ---------------------

GENERAL

RedFed Bancorp Inc. ("the Company") is a Delaware corporation, organized by Redlands Federal Bank ("the Bank") for the purpose of acquiring all of the capital stock of the Bank issued during the conversion of the Bank from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Company's common stock began trading on the NASDAQ Stock Market under the symbol "REDF" on April 8, 1994.

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds in loans secured by one-to four-family residential mortgages, including owner-occupied residential construction loans. At March 31, 1996, the Company operated fourteen retail banking offices located in San Bernardino and Riverside counties, and three loan production offices.

The Company is subject to significant competition from other financial institutions in its market area. The Company is regulated by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

FINANCIAL CONDITION

Total stockholders' equity for the Company was approximately $48.3 million at March 31, 1996, and was $48.1 million at December 31, 1995. Consolidated assets totaled $858.0 million at March 31, 1996, a decrease of $13.9 million compared to the December 31, 1995 balance of $871.8 million. The decrease was primarily the result of loan and mortgage-backed securities repayments in excess of loan originations, offset by a decrease in the deposit base and a reduction of other borrowed money.

Loans receivable, net and mortgage-backed securities held-to-maturity decreased to $698.1 million at March 31, 1996, from $704.0 million at December 31, 1995. Loan originations and purchases decreased to $27.5 million for the quarter ended March 31, 1996, as compared to $42.1 million for the quarter ended March 31, 1995. This decrease is primarily due to a decrease in demand for loans in the Company's primary market area. Principal repayments on loans receivable, net and mortgage-backed securities held to maturity increased by $11.4 million when comparing the quarter ended March 31, 1996, to the same period in 1995. This increase in repayments is the result of some increase in refinance activity and a more aggressive collection policy. Proceeds from loan sales decreased to $216,000 for the quarter ended March 31, 1996, as compared to $510,000 for the quarter ended March 31, 1995.

Nonperforming assets, net of specific reserves, which include nonaccrual loans, nonperforming off-balance sheet letters of credit ("LOCs") and real estate acquired through foreclosure and in-substance foreclosed loans ("REO"), decreased to $30.7 million or 3.21% of total assets and letters of credit at March 31, 1996, from $43.7 million or 4.53% at December 31, 1995, and from $50.1 million or 4.70% at March 31, 1995. Nonaccrual loans, net of specific reserves decreased to $13.8 million at March 31, 1996, from $17.6 million at December 31, 1995. At March 31, 1995 nonaccrual loans amounted to $11.1 million. REO, net of specific reserves decreased to $16.9 million at March 31, 1996, from $26.1 million at December 31, 1995, and $39.0 million at March 31, 1995. In addition general valuation allowances for REO amounted to $1.1 million, $1.5 million, and $2.2 million at March 31, 1996, December 31, and March 31, 1995 respectively. The decrease in nonperforming assets from December 31, 1995, is primarily due to the sale of two multi-family REO properties which resulted in the Company issuing two new off-balance sheet LOCs during the quarter.

The Company's total allowance for losses on loans, real estate and LOCs was $24.7 million at March 31, 1996, compared to $31.7 million and $27.4 million at December 31, and March 31, 1995, respectively. Included in the total allowance for losses on loans, real estate and LOCs were specific allowances against individual loans and real estate of $6.7 million, $14.5 million and $6.3 million at March 31, 1996, December 31, and March 31, 1995, respectively. This represents an increase in the coverage ratio (general valuation allowances on loans, real estate and LOCs to nonperforming assets) to 58.41% at March 31, 1996, from 39.30% and 42.17% at December 31, and March 31, 1995, respectively.

Savings deposits at March 31, 1996, decreased to $769.7 million from $776.5 million at December 31, 1995, due primarily to the maturity of higher yielding certificates of deposit ("CDs") resulting in deposit outflows. The Company reduced net borrowings by $6.6 million during the quarter ended March 31, 1996, as a result of the sale and remarketing of two off-balance sheet LOCs. Stockholders' equity increased to $48.3 million at March 31, 1996 from $48.1 million at December 31, 1995 as a result of a net profit of approximately $941,000 for the quarter ended March 31, 1996, partially offset by a change in the securities valuation allowance.

CAPITAL RESOURCES AND LIQUIDITY

The primary sources of liquidity for the Company include principal and interest payments on loans and mortgage-backed securities, proceeds from sales of loans, mortgage-backed securities, cash flows generated from operations and proceeds from increases in customer deposits, Federal Home Loan Bank advances and other short-term borrowings.

Savings institutions must, by regulation, maintain liquidity at a monthly average of at least 5% of deposits and short-term borrowings. The Company's average liquidity ratios at March 31, 1996, and 1995, were 7.56% and 6.87%, respectively.

RESULTS OF OPERATIONS

COMPARISON OF THE QUARTER ENDED MARCH 31, 1996, AND 1995

General.  The Company  recorded net  earnings of $941,000 for the quarter  ended
- - -------
March 31, 1996, or $0.23 per share as compared to a loss of $2.0 million for the quarter ended March 31, 1995, or $0.51 per share. Net operating results for the quarter ended March 31, 1996, were impacted favorably by a net reduction of $588,000 in provisions for losses on loans, real estate and LOCs. Management continues to seek to reduce the balances in nonperforming assets by concentrating efforts toward early detection through the asset classification process and by taking an aggressive stance to resolve nonperforming assets as they occur. In addition, management continues to address the levels of allowance for losses in relation to the local real estate economy. Operating results were also favorably impacted by an increase in the net interest income before provision for losses on loans of $1.2 million and by a reduction in general and administrative expense of $895,000 when compared to the quarter ended March 31, 1995.

Interest income. Interest income for the quarter ended March 31, 1996, was $15.4
- - ---------------
million, compared to $15.1 million for the same quarter in the previous year. The $312,000 increase in interest income is primarily due to an increase in interest rates, partially offset by a decrease in the average balance of interest-earning assets. Interest income on investments securities increased to $973,000 for the quarter ended March 31, 1996, from $779,000 for the quarter ended March 31, 1995.

Interest  expense.  Interest  expense for the quarter ended March 31, 1996,  was
- - -----------------
$8.5 million, compared to $9.3 million for the same quarter in the previous year. The $856,000 decrease is primarily the result of a $99.4 million decrease in the average balance of interest-bearing liabilities, when compared to the quarter ended March 31, 1995.

Net interest  income before  provision for losses on loans.  Net interest income
- - ----------------------------------------------------------
for the quarter ended March 31, 1996 was $7.0 million, which represents an interest rate spread of 3.33%. This compares to $5.8 million, which represents an interest rate spread of 2.52%, for the same period in 1995. In accordance with the Company's plan to control growth and maintain capital in compliance with regulatory ratios, average interest-earning assets declined $94.2 million and average interest-bearing liabilities declined $99.4 million when compared to the quarter ended March 31, 1995. The 81 basis point increase in the interest rate spread for the quarter ended March 31, 1996, when compared to the quarter ended March 31, 1995, was a result of an increase in the average yield for interest-earning assets of 86 basis points, partially offset by an increase in the average cost for interest-bearing liabilities of 5 basis points.

The following table displays average dollar amounts and related yields and costs on the Company's interest-earning assets and interest-bearing liabilities:



                                             For the Quarter Ended
                             -------------------------------------------------
                                 March 31, 1996             March 31, 1995
                             ----------------------  -------------------------
                              Average     Average      Average      Average
                              Balance    Yield/Cost    Balance     Yield/Cost
                             ----------  ----------  -----------  -----------
                                            (dollars in thousands)


Loans and mortgage-backed
    securities               $ 729,076      7.87 %      829,740        6.92 %

Investment securities           65,386      5.27         58,921        5.08
                            ----------               ----------
    Interest-earning assets   $794,462      7.66        888,661        6.80
                            ==========               ==========

Deposits                     $ 755,235      4.30        802,520        4.08

Borrowings                      28,038      5.36         80,173        6.24
                            ----------              -----------
    Interest-bearing
       liabilities           $ 783,273      4.33        882,693        4.28
                            ==========              ===========

Interest rate spread                        3.33 %                     2.52 %
                                         =======                    =======
Net interest margin                         3.38 %                     2.55 %
                                         =======                    =======
Ratio of interest-earnings
     assets to interest-
     bearing liabilities        101.43 %                 100.68 %
                            ==========              ===========




Provision for Losses on Loans, Real Estate and Letters of Credit.  The provision
- - ----------------------------------------------------------------
for losses on loans was $1.4 million for the quarter ended March 31, 1996, compared to $373,000 for the same period last year. The Company recorded no provision for losses on real estate or LOCs for the quarter ended March 31, 1996, because of the reduction in the REO balances as a result of the disposition of assets during the quarter. This compares with a provision for losses of $1.4 million on real estate and $193,000 for off-balance sheet LOCs for the quarter ended March 31, 1995. The loss provision reflects management's ongoing assessment of the loan, real estate and LOC portfolios, in light of conditions in the Southern California real estate market which continue to be weak, and the balance in the Company's nonperforming assets.

The allowances for losses on loans, real estate and LOCs are established through provisions based on management's evaluation of the risks inherent in the Company's portfolios and the local real estate economy. The allowances are maintained at amounts management considers adequate to cover losses which are deemed probable and calculable. The allowances are based upon a number of factors, including asset classifications, collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, and the Company's underwriting policies.

The following is a summary of the activity in the loans, real estate and LOCs valuation allowances at or for the quarters ended as indicated:


                                        --------------------------------------
                                         March 31,   December 31,    March 31,
                                           1996         1995           1995
                                        -------------------------------------
                                                (dollars in thousands)

ALLOWANCE FOR LOSSES ON LOANS:
Balance at beginning of period            $14,745       15,875        18,874
Charge-offs, net of recoveries            (4,069)      (4,126)       (2,759)
Provisions charged to income                1,400        2,996           373
                                        ---------    ---------     ---------
Balance at end of period                   12,076       14,745        16,488
                                        ---------    ---------     ---------
ALLOWANCE FOR LOSSES ON REAL ESTATE:
Balance at beginning of period              9,496        8,869         4,378
Charge-offs, net of recoveries            (3,816)      (1,263)         (557)
Provisions charged to income                    0        1,890         1,422
                                        ---------    ---------     ---------
Balance at end of period                    5,680        9,496         5,243
                                        ---------    ---------     ---------
ALLOWANCE FOR LOSSES ON LOCS:
Balance at beginning of period              7,447        5,329         6,908
Charge-offs, net of recoveries              (500)        (224)       (1,444)
Provisions charged to income                    0        2,342           193
                                        ---------    ---------     ---------
Balance at end of period                    6,947        7,447         5,657
                                        ---------    ---------     ---------
TOTAL ALLOWANCE FOR LOSSES ON LOANS,
REAL ESTATE AND LOCS:                    $ 24,703       31,688        27,388
                                        =========    =========     =========
     Specific                            $  6,747       14,523         6,250
     General                               17,956       17,165        21,138
                                        ---------    ---------     ---------
          TOTAL                          $ 24,703       31,688        27,388
                                        =========    =========     =========


As a result of continuing uncertainties in certain real estate markets, increases in the valuation allowances may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

Non-interest  income.  Non-interest income for the quarter ended March 31, 1996,
- - --------------------
was $1.6 million, compared to $1.4 million for the same period last year. The increase was due primarily to an increase in fee income between the two periods.

General and administrative  expense.  General and administrative expense for the
- - -----------------------------------
quarter ended March 31, 1996, was $5.7 million compared to $6.6 million for the same period last year. The decrease of $895,000 is the result of a Company wide cost reduction plan implemented in 1995 which included a 20% staff reduction, a salary and retirement plan freeze, as well as cutbacks in other operating expenses.

Other non-interest  expense.  Other non-interest expense includes provisions for
- - ---------------------------
losses on REO and LOCs, as well as operating expenses for real estate operations including gains and losses on the sale of real estate held for sale or acquired through foreclosure. The provisions for losses on real estate and LOCs decreased to zero for the quarter ended March 31, 1996, from $1.6 million for the quarter ended March 31, 1995. Real estate operating expense, net, decreased to $528,000 for the quarter ended March 31, 1996, as compared to $704,000 for the same period in

1995. The decrease in real estate operation expense is due to a reduction in REO, resulting in lower carrying costs.

Income taxes (benefit). There was a minimum $2,000 franchise tax for the quarter
- - ----------------------
ended March 31, 1996, and no tax for the quarter ended March 31, 1995. There is no income tax as a result of the Company's net operating loss carry-forward tax position.


NONPERFORMING ASSETS

The following table sets forth information regarding nonaccrual loans, nonperforming LOCs and REO, net of specific reserves. The table excludes restructured loans that have been performing in accordance with their restructured terms:


                                         -----------------------------------
                                          March 31,  December 31,  March 31,
                                            1996        1995         1995
                                         -----------------------------------
                                               (dollars in thousands)

NONPERFORMING ASSETS (1):

NONACCRUAL LOANS:

     One-to-four family                    $11,329      8,818        6,656

     Multi-family                              521      6,115        2,207

     Commercial real estate                      0        223          113

     Construction single family                418        418            0

     Developed lots                            719      1,036        1,724

     Tract construction and land               565        581            0

     Non-mortgage loans                        293        413          388
                                         ---------   --------     --------
          Total nonaccrual loans            13,845     17,604       11,088
                                         ---------   --------     --------
REAL ESTATE OWNED AND IN-SUBSTANCE
  FORECLOSED LOANS (1) (2):

     One-to-four family                      5,145      5,393        3,939

     Multi-family (3)                        8,233     17,807       29,103

     Commercial real estate                    513        536          538

     Developed lots                          2,296      1,836        1,453

     Tract construction and land               667        463        3,933

     Non-mortgage loans                         44         43           76
                                         ---------   --------     --------
          Total real estate                 16,898     26,078       39,042
                                         ---------   --------     --------
Total nonperforming assets                 $30,743     43,682       50,130
                                         =========   ========     ========

- - ------------------
(1)  Net of specific reserves, prior periods have been restated.

(2) Gross of general valuation allowances of $1,133, $1,518, and $2,224, respectively.

(3)  Includes LOCs acquired through foreclosures.




The Company's general nonaccrual policy provides that interest accruals cease once a loan is past due for a period of 90 days or more. Loans may also be placed on nonaccrual status even though they are less than 90 days past due, if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

Nonaccrual loans at March 31, 1996 were $13.8 million which represents a decrease of $3.8 million from the December 31, 1995 balance of $17.6 million and an increase of $2.8 million from the March 31, 1995, balance of $11.1 million. This decrease since December 31, 1995, was primarily the result of a decrease in the multi-family category, and a reduction in developed lots, partially offset by an increase in the one-to four-family loan category. Two multi-family loans became current, two were transferred to REO and one multi-family loan was restructured and assumed by a new borrower.

The following table sets forth certain asset quality ratios at the dates indicated:


                                     -----------------------------------------
                                         March 31,   December 31,    March 31,
                                           1996          1995          1995
                                     -------------   ------------   ----------


Nonaccrual loans to total loans           1.98 %         2.45          1.37

Nonperforming assets to total
    assets and LOCs                       3.21           4.53          4.70

Allowance for losses on loans and
    LOCs to total loans and LOCs          2.37           2.73          2.46

Allowance for losses on loans, LOCs
    and real estate to total assets
    and LOCs                              2.58           3.28          2.57

General valuation allowance for
     losses on loans, LOCs and real
     estate to nonperforming assets      58.41          39.30         42.17




The total nonperforming assets to total assets and LOCs ratio decreased to 3.21% at March 31, 1996, from 4.53% at December 31, 1995, and 4.70% at March 31, 1995,
primarily as a result of management strategy of working with borrowers to restore nonaccrual loans to performing status where possible, by foreclosing upon security property where workouts are determined to be impracticable and by selling existing REO.


Restructured loans, which are currently performing in accordance with their restructured terms, have been excluded from nonperforming assets. The balance of restructured loans at March 31, 1996, was $9.0 million, an increase of $2.1 million from the December 31, 1995, balance of $6.9 million, and a decrease of $11.4 million from the March 31, 1995, balance of $20.4 million. The increase since December 31, 1995, was primarily the result of the restructure of four multi-family loans.

Real estate acquired through  foreclosure.  REO consists of real estate acquired
- - -----------------------------------------
through foreclosure and loans accounted for as in-substance foreclosures. REO is recorded at the fair value of the related assets at the date of foreclosure, less costs to sell. Subsequent write-downs for losses are recognized if the carrying value of the real estate exceeds fair value. REO net of specific and general valuation allowances, decreased to $15.8 million at March 31, 1996, from $24.6 million at December 31, 1995, and $36.8 million at March 31, 1995. The net decrease since December 31, 1995, was primarily the result of the sale of two multi-family letter of credit projects totaling $9.3 million, which resulted in the Company issuing two new off-balance sheet LOCs.

CLASSIFIED ASSETS

Federal regulations and the Bank's Classification of Assets Policy provide for the classification of loans and other assets. Substandard assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as Doubtful have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make "collection or liquidation in full", on the basis of currently existing facts, conditions, and values, "highly questionable or improbable." Assets classified as Loss are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of specific loss allowance is not warranted.

The following table sets forth the Bank's aggregate reported value of loans, REO and off-balance sheet LOCs classified before any specific valuation allowances:


                                  -----------------------------------------
                                   March 31,    December 31,      March 31,
                                     1996           1995            1995
                                  ---------    ------------    -------------
                                             (dollars in thousands)

  Substandard                       $47,486         58,925         93,106

  Doubtful                              404              0          7,031

  Loss                                5,025         12,800          4,825
                                  ---------      ---------      ---------
     Total classified assets        $52,915         71,725        104,962
                                  =========      =========      =========



Loans classified as substandard included $17.1 million, $15.2 million and $50.0 million of performing loans which were classified because of some inherent weakness as defined by regulation at March 31, 1996, and December 31, and March 31, 1995, respectively.

The following table sets forth certain classified asset ratios at the dates indicated:



                                      ----------------------------------------
                                       March 31,    December 31,     March 31,
                                          1996          1995           1995
                                      -----------   ------------    ----------

Classified assets (net) to total
    assets and LOCs                      5.00 %          6.11          9.40

General valuation allowances
    against classified                  37.49           29.13         21.11




IMPAIRED LOANS

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by recording a valuation allowance with a corresponding charge to the provision for losses on loans. The Company will charge-off a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan. Loans are classified as in-substance foreclosed and included in REO only when the Company has physical possession of the underlying collateral but not legal title.

The following table identifies the Company's total recorded investment in impaired loans by type at the dates indicated, net of specific reserves:



                                          ----------  ------------  ----------
                                           March 31,  December 31,   March 31
                                             1996          1995        1995
                                          ----------  ------------  ----------
         Nonaccrual loans:

            Multi-family                     $ 521        6,115         2,207

            Commercial                           0          223           113

            Tract construction land            565          581             0

         TDR loans                           8,982        6,888        17,034

         Other impaired loans:

            Multi-family                     4,259        5,187        10,978

            Commercial                           0          656           940

            Tract construction and land          0          432           776
                                          --------     --------      --------
                                           $14,327       20,082        32,048
                                          ========     ========      ========


REGULATORY CAPITAL

Under Office of Thrift Supervision ("OTS") capital regulations, the Bank must meet three capital tests. First, the tangible capital requirement mandates that the Bank's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently requires at least 3.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Bank was in compliance with all current and fully phased-in capital requirements in effect at March 31, 1996, and had sufficient capital to be considered an "adequately capitalized" institution, under the OTS prompt corrective action ("PCA") regulations.

The following table reflects the required capital ratios and the actual capital ratios of the Bank at March 31, 1996, and December 31, 1995.



                          REGULATORY CAPITAL RATIOS FOR REDLANDS FEDERAL BANK
                          ---------------------------------------------------
                             March 31,   December 31,   Required    Required
                               1996         1995           OTS         PCA
                            ---------    ------------   --------    --------

        Tangible capital       5.51%        5.24%         1.50%       4.00%

        Core capital           5.51%        5.24%         3.00%       4.00%

        Risk-based capital     8.39%        8.17%         8.00%       8.00%



REGULATORY AGREEMENT

      The Bank entered into a written agreement with the OTS during the second quarter of 1995. The written agreement required the Bank to develop and submit to the OTS a revised business plan that included specific plans for the reduction of classified assets and general and administrative expenses and the continued maintenance of adequate regulatory capital levels. The agreement required the Bank to develop improved internal asset review policies and procedures and to explore the possibility of raising additional capital.

      Management of the Company and the Bank had already begun to implement many of the actions called for by the written agreement before it was executed, including taking various steps designed to reduce the Bank's level of nonperforming and other classified assets and its level of general and administrative expense. The failure to comply with a written agreement entered into with the OTS could subject the Bank and/or its officers and directors to administrative enforcement actions, including civil money penalties and/or cease and desist orders. Management believes that the Bank is in substantial compliance with the requirements of the written agreement.

PENDING LEGISLATION

      Legislative initiatives regarding the recapitalization of the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"), deposit insurance premiums, Financing Corporation ("FICO") bond interest payments, the merger of SAIF and Bank Insurance Fund ("BIF"), financial industry regulatory structure, bad debt recapture and revision of thrift and bank charters are still pending before Congress. Management cannot predict the ultimate impact any final legislation or regulatory actions may have on the operations of the Company. Without passage of legislation addressing the FDIC insurance premium disparity, the Bank, like other thrifts, will continue to pay deposit insurance premiums significantly higher than banks. As long as such premium differential continues, it may have adverse consequences on the Company's earnings and the Company may be placed at a substantial competitive disadvantage to commercial banking organizations insured by the BIF.

                          PART II. OTHER INFORMATION


Item 1. The Company is named defendant in a wrongful termination lawsuit filed by a former senior officer whose position was abolished in a May 1995 reduction in force. The lawsuit seeks an unspecified amount of damages. The Company has denied any liability, and has engaged outside counsel to defend against the action. The Company has insurance coverage that it believes to be applicable to this claim, and has made a claim under the policy.


          The Company is not involved in any other material pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. Such other routine legal proceedings in the aggregate are believed by management to be immaterial to the Company.


Items 2 through 5 are not applicable.

Item 6.  Exhibits and Reports on SEC Form 8-K
         ------------------------------------
       Exhibits -
       (a)      3.1   Certificate of Incorporation of RedFed Bancorp, Inc.*
                3.2   Bylaws of  RedFed Bancorp, Inc.*
               11.1   Computation of per share earnings (filed herewith)
               27.0   Financial Data Schedule (filed herewith)

       (b) Reports on SEC Form 8-K - No reports on SEC Form 8-K were filed by the registrant during the quarter ended March 31, 1996

- - -----------------------
* Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 23, 1993, Registration No. 73396.

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunder duly authorized.


Dated:     May 12, 1996                   REDFED BANCORP INC.



                                          By:      /s/Anne Bacon
                                             ------------------------------
                                                   Anne Bacon
                                                   President and
                                                   Chief Executive Officer


                                          By:      /s/David C. Gray
                                             ------------------------------
                                                   David C. Gray
                                                   Treasurer and
                                                   Chief Financial Officer