Form 10-Q
period 1996-06-30
REDFED BANCORP INC
filed 1996-08-14
CIK 916605

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For The Quarterly Period Ended  JUNE 30, 1996

                                      OR

            [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from __________ To _________


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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

           [X] YES      [_] NO

The Registrant had 4,390,504 shares outstanding at June 30, 1996.

                              REDFED BANCORP INC.
                                     INDEX

PART I         FINANCIAL  INFORMATION                                                       Page
                                                                                            ----
  Item 1.      Consolidated Financial Statements (unaudited)

               RedFed Bancorp Inc.
                    Consolidated Statements of Financial Condition as of
                    June 30, 1996, and December 31, 1995                                     3

                    Consolidated Statements of Operations for the Three and Six
                    Months Ended June 30, 1996, and 1995                                     4

                    Consolidated Statements of Cash Flows for the Six Months
                    Ended June 30, 1996, and 1995                                            5

                    Notes to Consolidated Financial Statements                               7

  Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                                      9

PART II        OTHER INFORMATION

  Item 1.      Legal Proceedings                                                            21

  Item 2.      Changes in Securities                                                        21

  Item 3.      Default upon Senior Securities                                               21

  Item 4.      Submission of Matters to a Vote of Security Holders                          21

  Item 5.      Other Information                                                            21

  Item 6.      Exhibits and Reports on Form 8-K                                             21
                    Exhibit 11.1  Computation of Earnings per Share                         23

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         ---------------------------------

                              REDFED BANCORP INC.

                Consolidated Statements of Financial Condition

                            (dollars in thousands)


                                                               June 30,          December 31,
                                                                 1996               1995
                                                              -----------        ------------
                                                                       (unaudited)
                                                                       -----------
                      Assets
                      ------
Cash and cash equivalents                                       $ 35,419            30,985
Loans held-for- sale at lower of cost or market value              5,452             4,578
Mortgage-backed securities available-for-sale                     23,835            26,501
Investment securities held-to-maturity                            37,807            41,655
Mortgage-backed securities held-to-maturity                       31,426            25,615
Loans receivable, net                                            659,343           678,406
Accrued interest receivable                                        4,665             5,014
Investment in FHLB stock                                           6,099             6,914
Real estate acquired through foreclosure, net                     10,565            24,560
Real estate held for sale or investment, net                       1,651             1,698
Premises and equipment, net                                       17,306            17,619
Prepaid expenses and other assets                                  6,574             8,269
                                                                 -------           -------
     Total assets                                               $840,142           871,814
                                                                ========           =======
         Liabilities and Stockholders' Equity
         ------------------------------------

Liabilities:
  Deposits                                                      $762,203           776,528
  FHLB advances                                                    5,000            10,000
  Other borrowed money                                             8,865            21,133
  Accrued expenses and other liabilities                          14,649            16,075
                                                                --------           -------
     Total liabilities                                           790,717           823,736
                                                                --------           -------
Stockholders' equity:
  Common stock                                                        44                44
  Additional paid-in capital                                      32,802            32,608
  Retained earnings, substantially restricted                     20,784            18,570
  Deferred compensation                                           (2,150)           (2,430)
  Treasury Stock                                                    (860)             (888)
  Unrealized gains (losses) on securities available-for-sale      (1,195)              174
                                                                --------           -------
     Total stockholders' equity                                   49,425            48,078
                                                                --------           -------
     Total liabilities and stockholders' equity                 $840,142           871,814
                                                                ========           =======

See accompanying  notes to consolidated financial statements.

                              REDFED BANCORP INC.

                     Consolidated Statements of Operations

               (dollars in thousands, except per share amounts)

                                                                     Three Months Ended June 30,          Six Months Ended June 30,
                                                                     ---------------------------          -------------------------
                                                                        1996             1995                 1996          1995
                                                                      --------         --------             --------      --------
                                                                              (unaudited)                         (unaudited)
Interest income:

  Loans receivable and mortgage-backed securities                      $14,204          16,680               28,677         31,035

  Investment securities and deposits                                       882             714                1,855          1,493
                                                                       -------          ------               ------         ------
     Total interest income                                              15,086          17,394               30,532         32,528
                                                                       -------          ------               ------         ------
Interest expense:

  Deposits                                                               7,821           8,939               15,909         17,021

  Other borrowed money                                                     299           1,166                  674          2,403
                                                                       -------          ------               ------         ------
     Total interest expense                                              8,120          10,105               16,583         19,424
                                                                       -------          ------               ------         ------
  Net interest income                                                    6,966           7,289               13,949         13,104

Provision for losses on loans                                              678           4,166                2,078          4,539
                                                                       -------          ------               ------         ------
  Net interest income after provision
    for losses on loans                                                  6,288           3,123               11,871          8,565
                                                                       -------          ------               ------         ------
Non-interest income:

  Letter of credit and other fee income                                  1,446           1,511                2,974          2,960

  Gain on sale of loans                                                    739             666                  735            657

  Other income                                                             140              55                  205             63

  Gain on defined benefit plan curtailment                                   0           3,329                    0          3,329
                                                                       -------          ------               ------         ------
     Total non-interest income                                           2,325           5,561                3,914          7,009
                                                                       -------          ------               ------         ------
Non-interest expense:

  General and administrative expense:

    Compensation and benefits                                            2,732           3,302                5,490          6,540

    Occupancy and equipment                                              1,634           1,861                3,310          3,812

    Federal deposit insurance premiums                                     644             584                1,249          1,168

    Other expense, net                                                     608             850                1,270          1,673
                                                                       -------          ------               ------         ------
     Total general and administrative expense                            5,618           6,597               11,319         13,193
                                                                       -------          ------               ------         ------
  Other non-interest expense:

    Real estate operations, net                                            305             351                  833          1,055

    Provision for losses on real estate                                      0           3,614                    0          5,036


    Provision for losses on letters of credit                            1,412               1                1,412            194
                                                                       -------          ------               ------         ------
     Total other non-interest expense                                    1,717           3,966                2,245          6,285
                                                                       -------          ------               ------         ------
     Total non-interest expenses                                         7,335          10,563               13,564         19,478
                                                                       -------          ------               ------         ------
     Earnings (loss) before income taxes                                 1,278          (1,879)               2,221         (3,904)

Income taxes                                                                 5              22                    7             22
                                                                       -------          ------               ------         ------
  Net earnings (loss)                                                  $ 1,273          (1,901)               2,214         (3,926)
                                                                       =======          ======               ======         ======
Earnings (loss) per share                                              $  0.31           (0.48)                0.54          (0.99)
                                                                       =======          ======               ======         ======

See accompanying notes to consolidated financial statements.

                             REDFED BANCORP, INC.

                     Consolidated Statements of Cash Flows

                            (dollars in thousands)

                                                                             Six Months Ended June 30,
                                                                           -----------------------------
                                                                              1996               1995
                                                                           ----------         ----------
                                                                                     (unaudited)
Cash flows from operating activities:
    Net earnings (loss)                                                     $  2,214           (3,926)

    Adjustments to net earnings (loss):

      Loan fees collected                                                         82              369

      Depreciation and amortization, net                                         641             (834)

      Provision for losses on:

        Loans                                                                  2,078            4,539

        Real estate                                                                0            5,036

        Letters of credit                                                      1,412              194

      Net (gain) loss on sales of loans, investments and mortgage-
       backed securities                                                          11             (657)

      Net (gain) loss on sales of real estate, and premises and
       equipment                                                                (335)             111

      FHLB stock dividends received                                             (185)            (209)

    Proceeds from sale of loans                                                  216           54,012

    Increase (decrease) in:

      Accrued expenses and other liabilities                                  (2,710)          (3,664)

      Deferred income                                                           (236)            (118)

      Accrued interest receivable                                                349             (341)

      Prepaid expenses and other assets                                        1,695           (1,561)
                                                                            --------           ------
        Net cash provided by operating activities                              5,232           52,951
                                                                            --------           ------

Cash flows from investing activities:

  Proceeds from maturities of investment securities held-to-maturity          15,500            2,500

  Purchases of investments securities held-to-maturity                       (11,604)         (14,302)

  Proceeds from maturities of mortgage-backed securities
   available-for-sale                                                          1,300              378

  Proceeds from maturities of mortgage-backed securities
   held-to-maturity                                                              139            2,653

  Proceeds from sale of mortgage-backed securities available-for-sale              0           15,587

  Loans originations and purchases                                           (39,531)         (73,942)

  Sale (purchase) of FHLB stock                                                1,000             (137)

  Principal payments and reductions of loans                                  48,688           37,015

  Proceeds from sale of real estate                                           12,222           11,405

  Proceeds from sale of premises and equipment                                   130              217

  Purchases of premises and equipment                                           (562)             (94)
                                                                            --------           ------
        Net cash provided by (used in) investing activities                   27,282          (18,720)
                                                                            --------          -------
                                                                                           (Continued)

See accompanying notes to consolidated financial statements.

                              REDFED BANCORP INC.

                            (dollars in thousands)

                                                                     Six Months Ended June 30,
                                                                     -------------------------
                                                                        1996           1995
                                                                     ----------     ----------
                                                                            (unaudited)
Cash flows from financing activities:

  Deposits, net                                                      $(14,325)         19,149

  Proceeds from FHLB advances                                               0           5,000

  Repayment of FHLB advances                                           (5,000)        (40,000)

  Repayment of other borrowed money                                    (8,919)         (2,175)

  Proceeds from stock options exercised                                   164               0
                                                                     --------         -------
    Net cash (used in) financing activities                           (28,080)        (18,026)
                                                                     --------         -------
    Increase in cash and cash equivalents                               4,434          16,205

Cash and cash equivalents,  beginning of period                        30,985          23,074
                                                                     --------         -------
Cash and cash equivalents, end of period                             $ 35,419          39,279
                                                                     ========         =======

Supplemental information:

  Interest credited to deposits                                      $  9,026          15,190
                                                                     ========         =======
  Transfers from loans receivable to real estate                        6,929           5,570
                                                                     ========         =======
  Loans to facilitate the sale of real estate                           6,030           7,207
                                                                     ========         =======
  Real estate acquired subject to bond financing                            0          (5,830)
                                                                     ========         =======
  Real estate sold subject to bond financing                            3,349               0
                                                                     ========         =======
  Bond financing subject to real estate acquisitions                        0           5,830
                                                                     ========         =======
  Bond financing subject to real estate sales                          (3,349)              0
                                                                     ========         =======
  Transfer from loans to mortgage-backed securities,
   held-to-maturity                                                    (5,950)              0
                                                                     ========         =======

See accompanying notes to consolidated financial statements.

                              REDFED BANCORP INC.
                   Notes to Consolidated Financial Statements

1. The consolidated statements of financial condition of RedFed Bancorp Inc., (the "Company"), as of June 30, 1996, the related consolidated statements of operations for the three and six months ended June 30, 1996, and 1995 and the related consolidated statements of cash flows for the six months ended June 30, 1996, and 1995 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company as of June 30, 1996, and results of consolidated operations for the three and six months ended June 30, 1996, and 1995 and consolidated cash flows for the six months ended June 30, 1996, and 1995. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1996.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC Form 10-K for the year ended December 31, 1995.

2. Primary and fully diluted earnings per share for the three and six months ended June 30, 1996 of 0.31 and 0.54 per share, respectively, were based on a net earnings of $1.3 million and $2.2 million, with weighted-average common shares and equivalent shares outstanding during those periods of 4,123,447 and 4,121,788 (net of unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares, and treasury stock and including outstanding stock options where the current market price exceeds exercise price). This compares with a loss per share for the three and six months ended June 30, 1995 of 0.48 and 0.99 per share, respectively, based on a net loss of $1.9 million and $3.9 million, with weighted-average common shares outstanding during those periods of 3,979,881 and 3,980,419 (net of unearned ESOP and RRP shares and treasury stock).

3. In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS 122"), an amendment to Statement of Financial Accounting Standards No. 65. SFAS 122 requires an institution that purchases or originates mortgage loans and sells or securitizes those loans with servicing rights retained to allocate the total cost of the mortgage loans to the mortgage servicing rights and the loans (without the mortgage servicing rights) based on their relative fair values. In addition, institutions are required to assess impairment of the capitalized mortgage servicing portfolio based on the fair value of those rights on a stratum-by-stratum basis with any impairment recognized through a valuation allowance for each impaired stratum. Capitalized mortgage servicing rights should be stratified based upon one or more of the predominate risk characteristics of the underlying loans such as loan type, size, note rate, date of origination, term and/or geographic location. SFAS 122 is effective for fiscal years beginning after December 15, 1995. The Company has adopted SFAS 122, and such adoption did not have a material impact on the Company's consolidated financial statements.

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 (SFAS 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes all financial and servicing assets it no longer controls and liabilities that have been extinguished. The financial-component approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and should be applied prospectively. Management has not yet evaluated the effect of SFAS 125, if any, on the Company's financial condition or operations.

                             REDFED BANCORP, INC.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

GENERAL

RedFed Bancorp Inc. is a Delaware corporation, organized by Redlands Federal Bank ( the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued during the conversion of the Bank from a federally chartered mutual savings association to a federally chartered stock savings bank. The Company's common stock is traded on NASDAQ under the symbol "REDF".

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds in loans secured by one-to four family residential mortgages, including spot (non-tract) construction loans, which are combination construction and permanent loans made to borrowers who will occupy the completed home as their primary residence. At June 30, 1996, the Bank operated fourteen retail banking offices located in San Bernardino and Riverside counties, and three loan production offices.

The Company is subject to significant competition from other financial institutions in its market area. The Bank is regulated by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

CURRENT OFFERING

The Company has filed a Registration Statement on Form S-1 with the SEC registering up to 2,990,000 shares of its common stock (including the underwriter's over allotment option). The Registration Statement was declared effective by the SEC on August 9, 1996. Assuming an issuance price of $9.00 per share, the net proceeds to the Company from the offering is expected to be approximately $21.6 million. The Company intends to contribute $20.6 million of the net proceeds to the Bank to increase the Bank's regulatory capital and to
retain the remainder of the net proceeds for general corporate purposes.   The
Company expects the offering to close in August 1996.

FINANCIAL CONDITION

The Company's consolidated assets were $840.1 million at June 30, 1996 compared to $871.8 million at December 31, 1995. The decrease of $31.7 million was primarily the result of loan repayments in excess of loan originations and a reduction in real estate. The decrease in consolidated liabilities consisted primarily of a decrease in the deposit base and a reduction in outstanding Federal Home Loan Bank ("FHLB") advances and other borrowed money.

Loans receivable, net decreased to $664.8 million at June 30, 1996, from $683.0 million at December 31, 1995. The decrease of $18.2 million for the six months ended June 30, 1996 consisted primarily of loan originations of $39.5 million and a reduction in the undisbursed portion of construction loans of $7.2 million, offset by loan principal payments $59.3 million and the transfer of $9.1 million of loans to real estate acquired through foreclosure ("REO"). Real estate declined $14.0 million during the six months ended June 30, 1996 primarily as a result of $21.5 million of sales of REO offset by net transfers to REO from loans of $6.9 million.

Savings deposits at June 30, 1996, totaled $762.2 million compared to $776.5 million at December 31, 1995. The decrease of $14.3 million in savings deposits is due primarily to the maturities of higher yielding certificates of deposit resulting in deposit outflows. The Company reduced net borrowings by $17.3 million during the six months ended June 30, 1996 as a result of the sale of REO properties and the reduction of related borrowings, and the repayment of a $5.0 million FHLB advance. Stockholders' equity increased to $49.4 million at June 30, 1996 from

$48.1 million at December 31, 1995 as a result of net earnings of approximately $2.2 million for the six months ended June 30, 1996, partially offset by a $1.4 million change in the unrealized loss on securities available for sale.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of funds are deposits, principal and interest repayments of loans, retained earnings, and, to a lesser extent, FHLB advances and other short-term borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's average liquidity ratios for the three months ended June 30, 1996 and December 31, 1995 were 7.71% and 7.72%, respectively. The Bank currently attempts to maintain a liquidity ratio as close to the minimum requirements as possible, since loan originations provide both higher interest rates, in addition to loan fees, than are available from liquidity investments.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1996, AND 1995.

General.  The Company recorded a net profit of $1.3 million for the three
- -------
months ended June 30, 1996, or $0.31 per share, as compared to a loss of $1.9 million, or $0.48 per share, for the three months ended June 30, 1995. The Company recorded a net earnings of $2. 2 million for the six months ended June 30, 1996, or $0.54 per share, as compared to a loss of $3.9 million, or $0.99 per share, for the six months ended June 30, 1995. Operating results for the three months ended June 30, 1996 were favorably impacted by a reduction in provisions for losses on loans, off-balance sheet letters of credit ("LOCs"), and real estate of $5.7 million, and by a reduction in general and administrative expense ("G&A") of $979,000. Another factor affecting operating results during the three months ended June 30, 1996 was an increase in interest rate spread to 3.37% compared to 2.41% for the same period ended June 30, 1995. Net operating results for the six months ended June 30, 1996 were favorably impacted by a reduction in provisions for losses on loans, LOCs, and real estate of $6.3 million and by a reduction in G&A of $1.9 million. Another factor affecting operating results during the six months ended June 30, 1996 was an increase in interest rate spread and margin when compared to the same period ended June 30, 1995.

Interest income.  Interest income for the three months ended June 30, 1996 was
- ----------------
$15.1 million compared to $17.4 million for the same period in the previous year. Interest income for the six months ended June 30, 1996 was $30.5 million compared to $32.5 million for the same period in the previous year. Included in interest income for the three months and six months ended June 30, 1995 was approximately $1.6 million of income due to the recognition of net deferred fees. The decrease in interest income for the three months ended June 30, 1996 is also due in part to a decrease in average interest-earning assets of approximately $113.2 million, partially offset by an increase in the average yield for interest-earning assets from 6.98% for the three months ended June 30, 1995 to 7.62% for the three months ended June 30, 1996. The decrease in interest income for the six months ended June 30, 1996 is due in part to a decrease in average interest-earning assets of approximately $102.5 million, partially offset by an increase in the average yield for interest-earning assets from 6.90% for the six months ended June 30, 1995 to 7.69% for the six months ended June 30, 1996.

Interest expense.  Interest expense for the three months ended June 30, 1996 was
- -----------------
$8.1 million compared to $10.1 million for the same three months in the previous year. Interest expense for the six months ended June 30, 1996 was $16.6 million compared to $19.4 million for the same period in the previous year. This decrease in interest expense for the three months ended June 30, 1996 was the result of a decrease in average interest-bearing liabilities of $117.5 million and a decrease in the average yield for interest-bearing liabilities from 4.57% for the three months ended June 30, 1995 to 4.25% for the three months ended June 30, 1996. The decrease in interest expense for the six months ended June 30, 1996 was the result of a decrease in average interest-bearing liabilities of approximately $95.0 million and a decrease in the average cost of interest-bearing liabilities from 4.48% to 4.27% for the six months ended June 30, 1995 and 1996, respectively.

Net interest income.  The net interest income for the three months ended June
- --------------------
30, 1996 was $7.0 million, which represents an interest rate spread of 3.37%. This compares to $7.3 million, which represents an interest rate spread of 2.41%, for the same period in 1995. The net interest income for the six months ended June 30, 1996 was $14.0 million, which represents an interest rate spread of 3.42%. This compares to $13.1 million, which represents an interest rate spread of 2.42%, for the same period in the prior year. The 96 basis point increase in the interest rate spread for the three months ended June 30, 1996 compared to the three months ended June 30, 1995 was a result of an increase in the average yield for interest-earning assets of 64 basis points and a decrease in the average cost for interest-bearing liabilities of 32 basis points. The 100 basis point increase in the interest rate spread for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 was a result of an increase in the average yield for interest-earning assets of 79 basis points and a decrease in the average cost for interest-bearing liabilities of 21 basis points.

The following table displays average dollar amounts and interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                       FOR THE THREE MONTHS ENDED                        FOR THE SIX MONTHS ENDED
                                ----------------------------------------         ----------------------------------------
                                  JUNE 30, 1996          JUNE 30, 1995             JUNE 30, 1996          JUNE 30, 1995
                                -----------------      -----------------         -----------------      -----------------
                                                                 (Dollars in thousands)
Average dollar amount of and
 average yield earned on
 assets:

Loans and mortgage-backed
 securities                     $725,918    7.83%       847,362     7.12%        $728,538    7.87%      $838,547    7.02%

Investment securities             65,823    5.36         57,562     4.83           65,605    5.66         58,103    5.07
                                --------    ----       --------     ----         --------    ----       --------    ----
     Interest-earning assets    $791,741    7.62       $904,924     6.98         $794,143    7.69       $896,650    6.90
                                --------    ----       --------     ----         --------    ----       --------    ----

Average dollar amount of and
 average rate paid on
 liabilities:

Deposits                        $749,423    4.20       $811,219     4.42         $756,568    4.23       $797,619    4.30

Borrowings                        19,006    6.31         74,753     6.24           23,522    5.75         77,485    6.20
                                --------    ----       --------     ----         --------    ----       --------    ----
     Interest-bearing
      liabilities               $768,429    4.25       $885,972     4.57         $780,090    4.27       $875,104    4.48
                                --------    ----       --------     ----         --------    ----       --------    ----

Interest rate spread                        3.37%                   2.41%                    3.42%                  2.42%
                                            ====                    ====                     ====                   ====
Net interest margin                         3.50%                   2.51%                    3.49%                  2.53%
                                            ====                    ====                     ====                   ====
Ratio of interest-earnings
 assets to interest-bearing
 liabilities                      103.03%                102.14%                   101.80%                102.46%
                                ========               ========                  ========               ========

Provision for Loan Losses.  The provision for  loan losses was $678,000 for the
- --------------------------
three months ended June 30, 1996 compared to $4.2 million for the same period last year. The Company also recognized a provision for losses on LOCs of $1.4 million for the three months ended June 30, 1996 and a provision for losses on real estate of $3.6 million for the three months ended June 30, 1995, which are included in "Other non-interest expense." The provision for loan losses was $2.1 million for the six months ended June 30, 1996, compared to $4.5 million for the same period last year. The Company also recognized a provision for losses on LOCs of $1.4 million for the six months ended June 30, 1996 compared to provisions of $194,000 for losses on LOCs and $5.0 million for losses on real estate for the six months ended June 30, 1995, which are included in "Other non-interest expense." The loss provisions reflects management's assessment of the loan, LOC and real estate portfolios in light of the Southern California real estate market, borrowers' ability to perform and certain other factors.

The allowances for loan, LOC and real estate losses are established through provisions based on management's evaluation of the risks inherent in its portfolios and the local real estate economy. The allowances are maintained at amounts management considers adequate to cover estimated losses which are deemed probable and estimable. The allowances are based upon a number of factors, including asset scoring and classification, estimated collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, a loss migration analysis, and the Company's underwriting policies.

The following is a summary of the activity in the loans, LOC and real estate valuation allowances for the periods indicated:

                                                    FOR THE THREE MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                    --------------------------           ----------------------------
                                                    JUNE 30,         JUNE 30,            JUNE 30,            JUNE 30,
                                                      1996             1995                1996                1995
                                                    --------         --------            --------            --------
                                                                        (dollars in thousands)
ALLOWANCE FOR LOSSES ON LOANS:

Balance at beginning of period                      $12,076           16,488              14,745              18,874

Charge-offs, net of recoveries                       (1,512)            (652)             (5,581)             (3,411)

Provisions charged to income                            678            4,166               2,078               4,539
                                                    -------           ------              ------              ------
Balance at end of period                             11,242           20,002              11,242              20,002
                                                    -------           ------              ------              ------

ALLOWANCE FOR LOSSES ON LOCS:

Balance at beginning of period                        6,947            5,657               7,447               6,908

Charge-offs, net of recoveries                       (1,753)             500              (2,253)               (944)

Provisions charged to income                          1,412                1               1,412                 194
                                                    -------           ------              ------              ------
Balance at end of period                              6,606            6,158               6,606               6,158
                                                    -------           ------              ------              ------

Total allowance for losses on loans and LOCs        $17,848           26,160              17,848              26,160
                                                    =======           ======              ======              ======

ALLOWANCE FOR LOSSES ON REAL ESTATE:

Balance at beginning of period                        5,680            5,243               9,496               4,378

Charge-offs, net of recoveries                       (2,839)            (190)             (6,655)               (747)

Provisions charged to income                              0            3,614                   0               5,036
                                                    -------           ------              ------              ------
Balance at end of period                            $ 2,841            8,667               2,841               8,667
                                                    =======           ======              ======              ======

TOTAL ALLOWANCE FOR LOSSES ON LOANS, LOCS
    AND REAL ESTATE:                                $20,689           34,827              20,689              34,827
                                                    =======           ======              ======              ======

    Specific                                        $17,157           10,763              17,157              10,763

    General                                           3,532           24,064               3,532              24,064
                                                    -------           ------              ------              ------
          TOTAL                                     $20,689           34,827              20,689              34,827
                                                    =======           ======              ======              ======

The allowance for losses on loans, LOCs and real estate decreased to $20.7 million at June 30, 1996 from $31.7 million at December 31, 1995. The ratio of general valuation allowance ("GVA") for losses on loans, LOCs and real estate to nonperforming assets increased to 63.24% at June 30, 1996 from 39.30% at December 31, 1995. Included in the allowance for losses on loans, LOCs and real estate were specific allowances against individual loans, LOCs and real estate of $3.5 million at June 30, 1996. Management continues to address the levels of allowance for losses in relation to the local real estate economy. As a result of weakness in certain real estate markets, increases in the valuation allowances may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require additional valuation allowances, based on their judgments of the information available at the time of the examination.

Non-Interest Income.  Non-interest income for the three months ended June 30,
- --------------------
1996 was $2.3 million compared to $5.6 million for the same period last year. Non-interest income for the six months ended June 30, 1996 was $3.9 million compared to $7.0 million for the same period in 1995. The decrease in non-interest income for the three months and six months ended June 30, 1996 was primarily the result of nonrecurring income in the form of a curtailment gain of $3.3 million in the three and six month periods ended June 30, 1995 resulting from freezing the Company's employee defined benefit plan.

General and administrative expense.   General and administrative expense for the
- -----------------------------------
three months ended June 30, 1996 decreased to $5.6 million from $6.6 million for the three months ended June 30, 1995. The expense for the six months ended June 30, 1996 was $11.3 million compared to $13.2 million for the same period in 1995. The decrease for the three months and six months ended June 30, 1996 was the result of a Company- wide cost reduction plan implemented in 1995 which included a 20% staff reduction, a salary and retirement plan freeze and cutbacks in other operating expenses. The Company's efficiency ratio improved from 69.29% for the three months ended June 30, 1995 to 60.47% for the three months ended June 30, 1996 and from 78.61% for the six months ended June 30, 1995 to 63.37% for the six months ended June 30, 1996.

Other Non-Interest Expense.  Other non-interest expense for the three months
- ---------------------------
ended June 30, 1996 was $1.7 million compared to $4.0 million for the same period last year. Non-interest expense for the six months ended June 30, 1996 was $2.2 million compared to $6.3 million for the same period last year. The decrease for the three months ended June 30, 1996 resulted primarily from a decrease in the provision for losses on real estate and LOCs of $2.2 million. The decrease for the six months ended June 30, 1996 resulted primarily from a decrease in the provision for losses on real estate and LOCs of $3.8 million.

NONPERFORMING ASSETS

The following table sets forth information regarding nonaccrual loans and real estate acquired through foreclosure and in-substance foreclosed loans net of specific valuation allowances:

                                               AT JUNE 30,       AT DECEMBER 31,
NONPERFORMING ASSETS :                            1996                1995
                                               ---------------------------------
                                                     (dollars in thousands)
NONACCRUAL LOANS:

Nonaccrual loans:

One-to four family                               $11,312              $ 8,818

Multi-family                                       2,779                6,115

Commercial real estate                                 0                  223

Spot construction                                    418                  418

Developed lots                                       716                1,036

Tract construction and land                          163                  581

Consumer loans                                       246                  413
                                                 -------              -------
     Total nonaccrual loans                       15,634               17,604
                                                 -------              -------

REO AND IN-SUBSTANCE FORECLOSED LOANS (1):

One- to four family                                3,712              $ 5,393

Multi-family (2)                                   4,529               17,807

Commercial real estate                               390                  536

Developed lots                                     2,181                1,836

Tract construction and land                          662                  463

Consumer loans                                        24                   43
                                                 -------              -------
Total real estate acquired through
 foreclosure and in-substance foreclosed loans    11,498              $26,078
                                                 -------              -------

Total nonperforming assets                       $27,132              $43,682
                                                 =======              =======

___________

(1) Does not include effect of general valuation allowances of $933,000 and $1.5 million at June 30, 1996 and December 31, 1995, respectively.
(2) Includes properties securing LOCs acquired through foreclosure


Nonaccrual loans net of specific valuation allowances at June 30, 1996 were $15.6 million, which represents a decrease of $2.0 million from the December 31, 1995 balance of $17.6 million and an increase of $1.7 million from the June 30, 1995 balance of $13.9 million. This decrease since December 31, 1995 resulted from an increase in single family loans of $2.5 million, offset by a decrease in multi-family loans of $3.4 million and a decrease of $1.1 million in all other loan categories.

Nonperforming assets were $27.1 million, or 2.89% of total assets and LOCs, at June 30, 1996, compared to $43.7 million, or 4.53% of total assets and LOCs, at December 31, 1995. Nonaccrual loans, net of specific valuation allowance decreased to $15.6 million at June 30, 1996 from $17.6 million at December 31, 1995. REO decreased to $11.5 million at June 30, 1996 from $26.1 million at December 31, 1995 as a result of the sale of certain properties during this period. Restructured loans, which are currently performing under restructured terms are excluded from nonperforming assets. The balance of restructured loans was $10.1 million and $6.9 million at June 30, 1996 and December 31, 1995, respectively. The increase since December 31,1995 was the result of the restructure of four multi-family and four single family residences.

The Company's general nonaccrual policy provides that interest accruals cease once a loan is past due for a period of 90 days or more. Loans may also be placed on nonaccrual status even though they are less than 90 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan.

The Company defines nonperforming loans as nonaccrual loans and nonperforming letters of credit. Nonperforming assets are defined as nonperforming loans (as defined above) and real estate acquired through foreclosure, and in-substance foreclosed loans. The Company does not include troubled debt restructured loans that are performing in accordance with their restructured terms as nonperforming assets.

Management continues to seek to reduce the amount of nonperforming assets by concentrating efforts on early detection through the asset classification process and by taking an aggressive stance to quickly resolve nonperforming assets by working with borrowers to restore nonaccrual loans to performing status where possible, by foreclosing upon security property where workouts are determined to be impracticable and by selling existing REO.


REAL ESTATE ACQUIRED THROUGH FORECLOSURE (REO)

REO consists of real estate acquired through foreclosure and loans accounted for as in-substance foreclosures. REO is initially recorded at the fair value of the related assets at the date of foreclosure, less costs to sell. Subsequent write-downs for estimated losses are recognized if the carrying value of real estate exceeds fair value, less costs to sell. Net real estate acquired through foreclosure and in-substance foreclosures decreased to $11.5 million at June 30, 1996 from $26.1 million at December 31, 1995, and from $35.1 million at June 30, 1995. The $14.6 million decrease since December 31, 1995 was primarily the result of sales of real estate acquired through foreclosure, partially offset by foreclosures during the same period.

CLASSIFIED ASSETS

Federal regulations and the Company's Classification of Assets Policy provide for the classification of loans and other assets. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.

The following table sets forth the classified assets which includes substandard and doubtful categories, net of specific valuation allowance. The amount of specific valuation allowance at June 30, 1996 and December 31, 1995 was $3.3 million and $12.8 million, respectively.

                                               AT JUNE 30,       AT DECEMBER 31,
                                                  1996                1995
                                               ---------------------------------
                                                     (dollars in thousands)
SUBSTANDARD

LOANS:
     One- to four-family                         $15,112                6,790
     Multi-family                                  5,327               14,566
     Commercial real estate                          661                  879
     Construction single family                        0                  418
     Developed lots                                1,179                1,114
     Tract construction and land                     590                1,058
     Consumer loans                                  278                  218
                                                 -------               ------
              Total                               23,147               25,043
                                                 -------               ------

REO:
     One- to four-family                           3,712                5,393
     Multi-family                                  4,529               17,807
     Commercial real estate                          390                  536
     Developed lots                                2,181                1,836
     Tract construction and land                     662                  463
     Consumer loans                                   24                   43
                                                 -------               ------
              Total                               11,498               26,078
                                                 -------               ------
Real estate held for sale or investment              280                  280

                                                 -------               ------
Off-balance sheet LOCs                                 0                7,524
                                                 -------               ------
              Total substandard                   34,925               58,925
                                                 -------               ------

DOUBTFUL
     Multi-family                                    163                    0
                                                 -------               ------

TOTAL CLASSIFIED ASSETS                          $35,088               58,925
                                                 =======               ======

IMPAIRED LOANS

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependant loan. If the value of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by recording a valuation allowance with a corresponding charge to the provision for losses on loans. The Company will charge-off a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan. Loans are classified as in-substance foreclosed and included in REO only when the Company has physical possession of the underlying collateral but not legal title. The following table identifies the Company's total recorded investment in impaired loans by type at the dates indicated, net of specific valuation allowances:

                                         AT JUNE 30,         AT DECEMBER 31,
                                            1996                  1995
                                         -----------         ---------------
                                               (dollars in thousands)
NONACCRUAL LOANS:

     Multi-family                          $ 2,779                 6,115

     Commercial                                  0                   223

     Tract construction and land               163                   581

RESTRUCTURED LOANS                          10,105                 6,888

OTHER IMPAIRED LOANS:

     Multi-family                            1,126                 5,187

     Commercial                                  0                   656

     Tract construction and land                 0                   432
                                           -------                ------
                                           $14,173                20,082
                                           =======                ======


REGULATORY CAPITAL

Under OTS capital regulations, the Bank must meet three capital tests. First, the tangible capital requirement mandates that the Bank's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates core capital (tangible capital plus qualifying supervisory goodwill) be at least 3.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Bank was in compliance with all current capital requirements in effect at June 30, 1996, and had sufficient capital to be considered an "adequately capitalized" institution, under the OTS prompt corrective action regulations, which require the OTS to take certain supervisory actions against institutions that are "undercapitalized" within the meaning of the regulations.

The following table presents information regarding capital at June 30, 1996 and December 31, 1995:

                                      AT JUNE 30, 1996                     AT DECEMBER 31, 1995
                                 -------------------------             ----------------------------
                                              PERCENT OF                               PERCENT OF
                                  AMOUNT     ASSETS (1)(2)              AMOUNT        ASSETS (1)(2)
                                 -------------------------             ----------------------------
                                                  (dollars in thousands)

TANGIBLE CAPITAL:
  Capital level                  $48,141         5.77%                   45,193            5.24
  Requirement                     12,506         1.50                    12,933            1.50
                                 -------         ----                    ------            ----
  Excess                         $35,635         4.27%                   32,260            3.74
                                 =======         ====                    ======            ====
CORE CAPITAL:
  Capital level                  $48,141         5.77%                   45,193            5.24
  Requirement                     25,012         3.00                    25,866            3.00
                                 -------         ----                    ------            ----
  Excess                         $23,129         2.77%                   19,327            2.24
                                 =======         ====                    ======            ====

RISK-BASED CAPITAL:
  Capital level                  $56,233         8.80%                   53,463            8.17
  Requirement                     51,143         8.00                    52,341            8.00
                                 -------         ----                    ------            ----
  Excess                         $ 5,090         0.80%                    1,122            0.17
                                 =======         ====                    ======            ====

_________
(1) Tangible capital levels are shown as a percentage of tangible assets and core capital is shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

(2) Requirements under OTS regulations for an "adequately capitalized" institution at June 30, 1996 and December 31, 1995 are 4.00% for core and Tier 1 risk-based capital and 8.00% for risk-based capital.

SELECTED CONSOLIDATED RATIOS OF THE COMPANY

                                  AT OR FOR THE             AT OR FOR THE            AT OR FOR THE             AT OR FOR THE
                                  THREE MONTHS              THREE MONTHS              SIX MONTHS                SIX MONTHS
                                  ENDED JUNE 30,            ENDED JUNE 30,           ENDED JUNE 30,            ENDED JUNE 30,
                                      1996                       1995                    1996                      1995
                                  --------------            --------------           --------------            --------------
PERFORMANCE RATIOS:
Return on average assets                0.53%                   (0.72)%                   0.46%                     (0.74)%
 (1)(2) :
Return on average equity (2)           10.50                   (14.17)                    9.12                     (14.38)
Equity to total assets                  5.88                     5.58                     5.88                       5.58
Interest rate spread during             3.37                     2.41                     3.42                       2.42
 the period (2)
Net interest margin                     3.50                     2.51                     3.49                       2.53
Average interest-earning
 assets to average                    103.03                   102.14                   101.80                     102.46
 interest-bearing liabilities

G&A to average assets (1)(2)            2.37                     2.50                     2.37                       2.49
Efficiency ratio  (3)                  60.47                    69.29                    63.37                      78.61

                                                                                       AT JUNE 30,            AT DECEMBER 31
                                                                                          1996                     1995
                                                                                       -----------            --------------
REGULATORY CAPITAL RATIOS:

Tangible and core capital                                                                 5.77%                     5.24%

Risk-based capital                                                                        8.80                      8.17


ASSET QUALITY RATIOS:

Nonaccrual loans to total
 loans                                                                                    2.26                      2.45

Nonperforming assets to
 total assets and LOCs (4)                                                                2.89                      4.53

Allowance for losses on
 loans and LOCs to total
 loans and LOCS                                                                           2.26                      2.73

Allowance for losses on
 loans, LOCs and real estate                                                              2.20                      3.28
 to total assets and LOCs

General valuation allowance
 for losses on loans to
 nonaccrual loans                                                                        61.52                     56.53

General valuation allowance
 for losses on loans, LOCs
 and real estate to                                                                      63.24                     39.30
 nonperforming assets (4)

Classified assets to total
 assets and LOCs                                                                          3.71                      6.11

General valuation allowance
 to classified assets                                                                    49.24                     29.13

___________
(1) Off-balance sheet letters of credit ("LOCs") have been added to average assets for purposes of this calculation.

(2) Ratios for the three and six month periods have been annualized.

(3) General and administrative expense ("G&A") to net interest income plus total non-interest income. Excludes provisions for losses on loans and LOCs and real estate operations, and, for the three and six months ended June 30, 1995, excludes curtailment gain on retirement plan of $3.3 million.

(4) Excludes troubled debt restructures which are currently performing under their restructured terms.

SUBSEQUENT EVENTS

The Company has entered into an agreement to purchase approximately $11.0 million in adjustable rate single-family loans having interest rates tied to the one year Constant Maturity Treasury Rate ("CMT") index. These loans will be serviced by the seller of the loans.

The Company is negotiating for the acquisition of deposits from a local institution totaling approximately $24.0 million which would include checking accounts, savings account and certificates of deposits. The deposits will be merged into an existing branch facility. The premium is expected to be 0.50%. The acquisition, which will not include any branch facilities, will be subject to the Company's completion of the offering described under "Current Offering" above or other increases in the Bank's capital and any necessary regulatory approvals.

Both houses of Congress have recently passed legislation, the Small Business Job Protection Act of 1996, which is currently awaiting signature by the President. If this pending legislation becomes law, the tax rules formerly applicable to bad debt reserves of thrift institutions will be repealed effective for taxable years beginning after December 31, 1995, and the Bank will be required to change its tax method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only to the extent that the loans become wholly or partially worthless. The pending legislation generally requires thrift institutions, such as the Bank, which have previously utilized the section 593 reserve method, to recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves". The Bank does not have any existing bad debt reserves that will be subject to such recapture. In addition, if the pending legislation becomes law, the remainder of the Bank's bad debt reserve balance as of December 31, 1995 (approximately $12.3 million) will in future years be subject to recapture in whole or in part upon the occurrence of certain events such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. (Unlike the situation under current law, the amount that would be subject to recapture under such circumstances would be computed without regard to the portion of such reserves that would have been allowed under the experience method.) The Bank does not intend to make distributions to its shareholder that would result in recapture of any portion of its bad debt reserves.

                                   SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  August 13, 1996       REDFED BANCORP INC.



                              By:   /s/ Anne Bacon
                                 -------------------------------
                                    Anne Bacon
                                    President and
                                    Chief Executive Office



                              By:   /s/ David C. Gray
                                 -----------------------------------
                                    David C. Gray
                                    Treasurer and
                                    Chief Financial Officer

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Bank is named as a defendant in two wrongful termination lawsuits filed in the Superior Court of the State of California for San Bernardino County by two former senior officers whose positions were eliminated in a May 1995 reduction in force. The first lawsuit, which was filed by Maurice A. Calderon on October 24, 1995, alleges that the plaintiff had an oral employment agreement with the Bank which was breached by the plaintiff's demotion and subsequent termination and further alleges that such demotion and termination was a result of age discrimination by the Bank. The second lawsuit, which was filed by Ruth Mariani on March 25, 1996, also alleges that the plaintiff had an oral employment agreement with the Bank which was breached by the plaintiff's termination and that such termination was a result of age discrimination. Both lawsuits seek unspecified amounts of damages. The Bank has denied any liability, and has engaged outside counsel to defend it in the actions.

         The Bank is also named defendant in a lawsuit filed on January 9, 1996 in the Superior Court of the State of California for San Bernardino County by Developers Insurance Company, a bonding company, which alleges that the Bank is bound to reimburse it for certain sums paid by the bonding company to complete a construction project formerly financed by the Bank. The lawsuit seeks an unspecified amount of damages. The Bank has not yet been formally served , but intends to dispute the claim, and has engaged outside counsel to defend it.

         The Company is not involved in any other litigation, except for routine legal proceedings other than routine legal proceedings occurring in the ordinary aggregate are believed by management to be course of business. All of such legal proceedings in the aggregate are believed by management to be immaterial to the Company.

Items 2 and 3 are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ----------------------------------------------------

         The Company held its annual meeting of shareholders on May 21, 1996. The results with respect to each matter voted upon at the meeting were as follows:

         1. The election of two directors for terms of three years each or until their successors are elected and qualified:

                                                  For        Against
                                                  ---        -------
                     Stanley C. Weisser        3,813,000      14,392
                     William T. Hardy, Jr.     3,813,000      14,392

             In addition, the following directors term of office continued after the meeting:

                     John D. McAlearney, Jr., Chairman      Anne Bacon
                     William C. Buster, Jr.                 Robert G. Wiens
                     Douglas R. McAdam                      Henry Van Mouwerik


Item 5 is not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         (a)  Exhibits -  None

         (b) Reports on Form 8-K - No reports on Form 8-K were required to be filed by the registrant during the three months ended June 30, 1996