Form 10-Q
period 1996-09-30
REDFED BANCORP INC
filed 1996-11-13
CIK 916605

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


      [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR
             15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
             1.c. For the Quarterly Period Ended SEPTEMBER 30, 1996

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
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                         identification no.)


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

                      [X] YES    [_]  NO

The Registrant had 7,082,781 shares of common stock outstanding at October 31, 1996.

                      REDFED BANCORP INC. AND SUBSIDIARIES
                                     INDEX


                                                                   Page
                                                                   ----

PART I     FINANCIAL INFORMATION

Item 1.    Consolidated Financial Statements (unaudited)

           RedFed Bancorp Inc.
             Consolidated Statements of Financial Condition
             as of September 30, 1996 and December 31, 1995           3

             Consolidated Statements of Operations for the
             Three and Nine Months Ended September 30,
             1996 and 1995                                            4

             Consolidated Statements of Cash Flows for the
             Nine Months Ended September 30, 1996 and 1995            5

             Notes to Consolidated Financial Statements               7

  Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                      9

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                         22

  Item 2.  Changes in Securities                                     22

  Item 3.  Default upon Senior Securities                            22

  Item 4.  Submission of Matters to a Vote of Security Holders       22

  Item 5.  Other Information                                         22

  Item 6.  Exhibits and Reports on Form 8-K                          22

           Exhibit 11.1  Computation of Earnings per Share           23

           Signatures                                                24

PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         ---------------------------------

                     REDFED BANCORP INC. AND SUBSIDIARIES

                Consolidated Statements of Financial Condition

                            (dollars in thousands)

                                                                     September 30,          December 31,

                                                                        1996                   1995
                                                                     -------------          ------------
                                                                                 (Unaudited)
                                                                                  ---------
                      Assets
                      ------
Cash and cash equivalents                                                 $ 18,838                30,985
Loans held-for-sale at lower of cost or market value                         5,145                 4,578
Mortgage-backed securities available-for-sale                               23,924                26,501
Investment securities held-to-maturity                                      42,789                41,655
Mortgage-backed securities held-to-maturity                                 25,403                25,615
Loans receivable, net                                                      707,315               678,406
Accrued interest receivable                                                  5,264                 5,014
Federal Home Loan Bank stock, at cost                                        6,387                 6,914
Real estate acquired through foreclosure, net                                5,452                24,560
Real estate held for sale or investment, net                                 1,651                 1,698
Premises and equipment, net                                                 17,946                17,619
Prepaid expenses and other assets                                            6,155                 8,269
                                                                     -------------          ------------
        Total assets                                                      $866,269               871,814
                                                                     =============          ============
        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities:
     Deposits                                                             $761,328               776,528
     FHLB advances                                                          10,000                10,000
     Other borrowed money                                                    4,418                21,133
     Accrued expenses and other liabilities                                 20,655                16,075
                                                                     -------------          ------------
        Total liabilities                                                  796,401               823,736
                                                                     -------------          ------------
Stockholders' equity:
    Common stock                                                                74                    44
    Additional paid-in capital                                              56,931                32,608
    Retained earnings, substantially restricted                             16,539                18,570
    Deferred compensation                                                   (2,010)               (2,430)
    Treasury Stock                                                            (802)                 (888)
    Unrealized gains (losses) on securities available-for-sale                (864)                  174
                                                                     -------------          ------------
         Total stockholders' equity                                         69,868                48,078
                                                                     -------------          ------------
         Total liabilities and stockholders' equity                       $866,269               871,814
                                                                     =============          ============

    See accompanying notes to unaudited consolidated financial statements.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                     Consolidated Statements of Operations

               (dollars in thousands, except per share amounts)

                                                                   Three Months Ended                      Nine Months Ended
                                                                      September 30,                            September 30,
                                                             -------------------------------         ------------------------------
                                                                   1996             1995                    1996             1995
                                                             --------------     ------------         --------------   --------------
                                                                     (Unaudited)                              (Unaudited)
Interest income:

   Loans receivable and mortgage-backed securities                $14,205           14,950                 42,882           45,985
   Investment securities and deposits                                 994            1,004                  2,849            2,497
                                                                  -------          -------                -------          -------
      Total interest income                                        15,199           15,954                 45,731           48,482
                                                                  -------          -------                -------          -------
Interest expense:
   Deposits                                                         7,913            9,183                 23,822           26,204
   Other borrowed money                                               187              566                    861            2,969
                                                                  -------          -------                -------          -------
      Total interest expense                                        8,100            9,749                 24,683           29,173
                                                                  -------          -------                -------          -------
   Net interest income                                              7,099            6,205                 21,048           19,309
Provision for losses on loans                                         371              404                  2,449            4,943
                                                                  -------          -------                -------          -------
   Net interest income after provision
     for losses on loans                                            6,728            5,801                 18,599           14,366
                                                                  -------          -------                -------          -------
Non-interest income:
   Letter of credit and other fee income                            1,323            1,727                  4,297            4,687
   Gain (loss) on sale of loans                                         0              (22)                   (11)             635
   Gain on sale of servicing                                            6                0                    752                0
   Gain on defined benefit plan curtailment                             0               61                      0            3,390
   Other income                                                        56               70                    261              133
                                                                  -------          -------                -------          -------
      Total non-interest income                                     1,385            1,836                  5,299            8,845
                                                                  -------          -------                -------          -------
Non-interest expense:
   General and administrative expense:
     Compensation and benefits                                      2,907            2,682                  8,397            9,222
     Occupancy and equipment                                        1,950            1,803                  5,260            5,615
     Federal deposit insurance premiums                               572              618                  1,821            1,786
     FDIC special assessment                                        5,421                0                  5,421                0
     Other expense, net                                               549              632                  1,819            2,305
                                                                  -------          -------                -------          -------
      Total general and administrative expense                     11,399            5,735                 22,718           18,928
                                                                  -------          -------                -------          -------
   Other non-interest expense:
    Real estate operations, net                                       334             (107)                 1,167              948
    Provision for losses on letters of credit                         590                0                  2,002              194
    Provision for losses on real estate                                 0            1,410                      0            6,446
                                                                  -------          -------                -------          -------
      Total other non-interest expense                                924            1,303                  3,169            7,588
                                                                  -------          -------                -------          -------
      Total non-interest expense                                   12,323            7,038                 25,887           26,516
                                                                  -------          -------                -------          -------
      Earnings (loss) before income taxes                          (4,210)             599                 (1,989)          (3,305)
Income taxes                                                            0              102                      7              124
                                                                  -------          -------                -------          -------
   Net earnings (loss)                                            $(4,210)             497                $(1,996)          (3,429)
                                                                  =======          =======                =======          =======
Earnings (loss) per share                                         $ (0.77)            0.13                $ (0.44)           (0.86)
                                                                  =======          =======                =======          =======

See accompanying notes to unaudited consolidated financial statements

                     REDFED BANCORP, INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                            (dollars in thousands)

                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                           ----------------------------------------
                                                                                                1996                        1995
                                                                                           --------------              ------------
                                                                                                           (unaudited)
Cash flows from operating activities:
      Net loss                                                                                 $(1,996)                    (3,429)
      Adjustments to net loss:
        Loan fees collected                                                                         92                        333
        Depreciation and amortization, net                                                       1,045                       (516)
        Provision for losses on:
           Loans                                                                                 2,449                      4,943
           Real estate                                                                               0                      6,446
           Letters of credit                                                                     2,002                        194
        Net (gain) loss on sales of loans, investments and
         mortgage-backed securities                                                                 11                       (635)
        Net gain on sales of real estate, and premises and equipment                             (322)                      (161)
        Federal Home Loan Bank stock dividends received                                           (285)                      (314)
      Proceeds from sale of loans                                                                  216                     65,944
      Increase (decrease) in:
        Accrued expenses and other liabilities                                                   2,831                     (2,765)
        Deferred income                                                                            (93)                      (339)
        Accrued interest receivable                                                               (250)                      (421)
        Prepaid expenses and other assets                                                        2,114                      2,075
                                                                                              --------                   --------
               Net cash provided by operating activities                                         7,814                     71,355
                                                                                              --------                   --------
Cash flows from investing activities:
      Proceeds from maturities of investment securities held-to-maturity                        30,500                     17,500
      Purchases of investments securities held-to-maturity                                     (31,592)                   (25,265)
      Proceeds from maturities of mortgage-backed securities available-for-sale                  1,543                        378
      Proceeds from maturities of mortgage-backed securities held-to-maturity                      212                      3,986
      Proceeds from sale of mortgage-backed securities available-for-sale                            0                     15,587
      Loans originated for investment                                                          (61,226)                   (93,614)
      Loans purchased                                                                          (51,582)                      (439)
      Sale of Federal Home Loan Bank stock, net                                                    812                      2,066
      Principal payments and reductions of loans                                                72,657                     45,263
      Proceeds from sale of real estate                                                         20,138                     16,030
      Proceeds from sale of premises and equipment                                                 189                        219
      Purchases of premises and equipment                                                       (1,609)                      (124)
                                                                                              --------                   --------
               Net cash used in investing activities                                           (19,958)                   (18,413)
                                                                                              --------                   --------
                                                                                                                       (Continued)

See accompanying notes to unaudited consolidated financial statements.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                            (dollars in thousands)

                                                                                                       Nine Months Ended
                                                                                                          September 30,
                                                                                          -----------------------------------------
                                                                                              1996                        1995
                                                                                          -------------              --------------
Cash flows from financing activities:                                                                      (Unaudited)

      Deposits, net                                                                          $(15,200)                       6,135
      Proceeds from Federal Home Loan Bank advances                                            10,000                       10,000
      Repayment of Federal Home Loan Bank advances                                            (10,000)                     (60,000)
      Repayment of other borrowed money                                                        (9,073)                      (2,175)
      Proceeds from stock options exercised                                                       232                            0
      Proceeds from issuance of common stock, net                                              24,073                            0
      Payment to acquire treasury stock                                                           (35)                           0
                                                                                             --------                     --------
              Net cash used in financing activities                                                (3)                     (46,040)
                                                                                             --------                     --------
              Increase (decrease) in cash and cash equivalents                                (12,147)                       6,902

Cash and cash equivalents, beginning of period                                                 30,985                       23,074
                                                                                             --------                     --------
Cash and cash equivalents, end of period                                                     $ 18,838                       29,976
                                                                                             ========                     ========
Supplemental information:
      Interest credited to deposits                                                          $ 21,187                       23,477
                                                                                             ========                     ========
      Transfers from loans receivable to real estate                                            8,009                        9,431
                                                                                             ========                     ========
      Loans to facilitate the sale of real estate                                               6,030                        7,207
                                                                                             ========                     ========
      Real estate acquired subject to bond financing                                                0                       (5,830)
                                                                                             ========                     ========
      Real estate sold subject to bond financing                                                7,642                            0
                                                                                             ========                     ========
      Bond financing subject to real estate acquisitions                                            0                        5,830
                                                                                             ========                     ========
      Bond financing subject to real estate sales                                              (7,642)                           0
                                                                                             ========                     ========
      Transfer from loans held-to-maturity to loans available for sale                              0                       17,277
                                                                                             ========                     ========

          See accompanying notes to unaudited consolidated financial statements.

                      REDFED BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The consolidated statements of financial condition of RedFed Bancorp Inc. and subsidiaries (the "Company") as of September 30, 1996, the related consolidated statements of operations for the three and nine months ended September 30, 1996 and 1995 and the related consolidated statements of cash flows for the nine months ended September 30, 1996 and 1995 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company as of September 30, 1996, and results of consolidated operations for the three and nine months ended September 30, 1996 and 1995 and consolidated cash flows for the nine months ended September 30, 1996 and 1995. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1996.

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

2. The net loss per share for the three and nine months ended September 30, 1996 of $0.77 and $0.44 per share, respectively, were based on net losses of $4.2 million and $2.0 million, with weighted-average common shares and equivalent shares outstanding during those periods of 5,448,730 and 4,551,536 (net of unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares, and treasury stock and including outstanding stock options as to which the current market price exceeds the exercise price and that are not anti-dilutive). This compares with net earnings per share for the three months ended September 30, 1995 of $0.13 and a net loss per share for the nine months ended September 30, 1995 of $0.86 per share, respectively, based on net earnings of $497,000 and a net loss of $3.4 million, with weighted-average common shares outstanding during those periods of 3,981,868 and 3,981,551 (net of unearned ESOP and RRP shares and treasury stock).

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

     In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes all financial and servicing assets it no longer controls and liabilities that have been extinguished. The financial-component approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and should be applied prospectively. Management has not yet evaluated the effect of SFAS 125, if any, on the Company's financial condition or operations.

                     REDFED BANCORP, INC. AND SUBSIDIARIES

ITEM 2.   Management's Discussion and Analysis of Financial Condition and
          ---------------------------------------------------------------
          Results of Operations
          ---------------------

GENERAL

RedFed Bancorp Inc. is a Delaware corporation, organized by Redlands Federal Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from a federally chartered mutual savings association to a federally chartered stock savings bank. The Company's common stock is traded on NASDAQ under the symbol "REDF".

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds in loans secured by one- to four family residential mortgages, including spot (non-tract) construction loans, which are combination construction and permanent loans made to borrowers who will occupy the completed home as their primary residences. At September 30, 1996, the Bank operated fourteen retail banking offices located in San Bernardino and Riverside counties, and three loan production offices.

The Company is subject to significant competition from other financial institutions in its market area. The Bank is regulated by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

SECONDARY OFFERING

On August 19, 1996 the Company completed a secondary stock offering for 2,990,000 shares of common stock. The shares were issued at $8.75 per share, and the net proceeds to the Company from the offering were approximately $24.1 million. The Company contributed $21.2 million of the net proceeds to the Bank to increase the Bank's regulatory capital.

FINANCIAL CONDITION

The Company's consolidated assets were $866.3 million at September 30, 1996 compared to $871.8 million at December 31, 1995. The decrease of $5.5 million was primarily the result of a decrease in cash and cash equivalents and real estate acquired through foreclosure ("REO") offset by an increase in loans receivable. The decrease in consolidated liabilities consisted primarily of a decrease in the deposit base and a reduction in other borrowed money, partially offset by an increase in accrued expenses and other liabilities of $4.6 million. This increase is a result of the accrual of $5.4 million for the payment of a one-time assessment imposed as of September 30, 1996 by the Federal Deposit Insurance Corporation ("FDIC") under recent federal legislation on thrift institutions whose customer deposits are insured by the FDIC's Savings Association Insurance Fund ("SAIF").

Loans receivable, net increased to $707.3 million at September 30, 1996, from $678.4 million at December 31, 1995. The increase of $28.9 million for the nine months ended September 30, 1996 consisted primarily of loan purchases of approximately $51.6 million and loan originations of approximately $61.2 million offset by loan principal payments of $72.7 million and the transfer of $10.7 million of loans to REO before initial write-down to fair value. REO declined $19.1 million during the nine months ended September 30, 1996 primarily as a result of $27.8 million of sales of REO offset by net transfers to REO from loans of $8.0 million.

Savings deposits at September 30, 1996 totaled $761.3 million compared to $776.5 million at December 31, 1995. The decrease of $15.2 million in savings deposits is due primarily to the maturities of higher yielding certificates of deposit resulting in deposit outflows. The Company reduced net borrowings by $16.7 million during the nine months ended September 30, 1996 as a result of the sale of REO properties and the reduction of related borrowings. Stockholders' equity increased to $69.9 million at September 30, 1996 from $48.1 million at December 31, 1995 as a result of the stock offering of approximately $24.1 million, partially offset by a loss of approximately $2.0 million for the nine months ended September 30, 1996, and by a $1.0 million change in the unrealized loss on securities available for sale.

CAPITAL RESOURCES AND LIQUIDITY

The Company's primary sources of funds are deposits, principal and interest repayments on loans and investments, retained earnings, and, to a lesser extent, FHLB advances and other short-term borrowings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank's average liquidity ratios for the three months ended September 30, 1996 and December 31, 1995 were 8.00% and 7.72%, respectively. The Bank currently attempts to maintain a liquidity ratio as close to the minimum requirements as possible, since loan originations provide higher interest rates, in addition to loan fees, than are available from liquid investments.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS AND NINE MONTHS  ENDED SEPTEMBER 30, 1996 AND
1995.

General.  The Company recorded a net loss of $4.2 million  for the three months
-------
ended September 30, 1996, or $0.77 per share, as compared to net earnings of $497,000, or $0.13 per share, for the three months ended September 30, 1995. The loss was the result of the one time FDIC/SAIF special assessment in the amount of $5.4 million described above. The Company recorded a net loss of $2.0 million for the nine months ended September 30, 1996, or $0.44 per share, as compared to a net loss of $3.4 million, or $0.86 per share, for the nine months ended September 30, 1995. Net operating results for the three months ended September 30, 1996 were favorably impacted by a decrease in interest expense of approximately $1.6 million partially offset by a decrease in interest income of approximately $755,000 and a decrease in noninterest income of $385,000. General and administrative expense ("G&A"), after excluding the SAIF special assessment, increased $303,000. Other non-interest expense, which includes real estate operations and provisions for losses on off-balance sheet letters of credit ("LOCs") and real estate, decreased approximately $373,000. The Company would have had net earnings of approximately $1.2 million for the three months ended September 30, 1996 if the special assessment had not been required. Net operating results for the nine months ended September 30, 1996 were favorably impacted by an increase in net interest income of approximately $1.7 million and a reduction in provisions for losses on loans, LOCs, and real estate of $7.1 million, partially offset by an increase in G&A of $3.9 million which includes the SAIF special assessment and a reduction in non-interest income of $3.4 million. The Company would have recorded net earnings of approximately $3.4 million for the nine months ended September 30, 1996, if the SAIF assessment were excluded.

Interest income.  Interest income for the three months ended September 30, 1996
---------------
was $15.2 million compared to $16.0 million for the same period in the previous year. Interest income for the nine months ended September 30, 1996 was $45.7 million compared to $48.5 million for the same period in the previous year. The decrease in interest income for the three months ended September 30, 1996 is due in part to a decrease in average interest-earning assets of approximately $62.2 million, partially offset by an increase in the average yield for interest-earning assets from 7.37% for the three months ended September 30, 1995 to 7.60% for the three months ended September 30, 1996. The decrease in interest income for the nine months ended September 30, 1996 is due in part to a decrease in average interest-earning assets of approximately $88.9 million, partially offset by an increase in the average yield for interest-earning assets from 7.07% for the nine months ended September 30, 1995 to 7.66% for the nine months ended September 30, 1996. Also included in interest income for the nine months ended September 30, 1995 was approximately $1.6 million of income due to the recognition of net deferred fees.

Interest expense.  Interest expense for the three months ended September 30,
----------------
1996 was $8.1 million compared to $9.7 million for the same three months in the previous year. Interest expense for the nine months ended September

30, 1996 was $24.7 million compared to $29.2 million for the same period in the previous year. This decrease in interest expense for the three months ended September 30, 1996 was the result of a decrease in average interest-bearing liabilities of $79.7 million and a decrease in the average yield for interest-bearing liabilities from 4.60% for the three months ended September 30, 1995 to 4.29% for the three months ended September 30, 1996. The decrease in interest expense for the nine months ended September 30, 1996 was the result of a decrease in average interest-bearing liabilities of approximately $98.3 million and a decrease in the average cost of interest-bearing liabilities from 4.50% to 4.29% for the nine months ended September 30, 1995 and 1996, respectively.

Net interest income.  The net interest income for the three months ended
-------------------
September 30, 1996 was $7.1 million, which represents an interest rate spread of 3.31%. This compares to net interest income of $6.2 million, which represents an interest rate spread of 2.77%, for the same period in 1995. The net interest income for the nine months ended September 30, 1996 was $21.0 million, which represents an interest rate spread of 3.37%. This compares to net interest income of $19.3 million, which represents an interest rate spread of 2.57%,for the same period in the prior year. The 54 basis point increase in the interest rate spread for the three months ended September 30, 1996 compared to the three months ended September 30, 1995 was a result of an increase in the average yield for interest-earning assets of 23 basis points and a decrease in the average cost for interest-bearing liabilities of 31 basis points. The 80 basis point increase in the interest rate spread for the nine months ended September 30, 1996 as compared to the nine months ended September 30, 1995 was a result of an increase in the average yield for interest-earning assets of 59 basis points and a decrease in the average cost for interest-bearing liabilities of 21 basis points.

The following table displays average dollar amounts and interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                FOR THE THREE MONTHS ENDED SEPTEMBER 30,               FOR THE NINE MONTHS ENDED SEPTEMBER 30,
                             --------------------------------------------------     -----------------------------------------------
                                   1996                        1995                        1996                      1995
                             ---------------------     ------------------------     ---------------------     ---------------------
                                                                     (Dollars in thousands)

Average dollar amount of and
 average yield earned on assets:

Loans and mortgage-backed
 securities                       $730,728    7.78%           $788,685     7.55%         $729,275    7.84%         $821,741    7.21%
Investment securities               69,102    5.76              73,343     5.46            66,779    5.69            63,172    5.27
                                  --------    ----            --------     ----          --------    ----          --------    ----
  Interest-earning assets         $799,830    7.60%           $862,028     7.37%         $796,054    7.66%         $884,913    7.07%
                                  --------    ----            --------     ----          --------    ----          --------    ----

Average dollar amount of and
 average rate paid on
 liabilities:

Deposits                          $744,926    4.27%           $801,804     4.54%         $748,633    4.25%         $804,957    4.35%
Borrowings                          16,384    4.86              39,172     5.67            20,118    5.75            62,046    6.37
                                  --------    ----            --------     ----          --------    ----          --------    ----
 Interest-bearing liabilities     $761,310    4.29%           $840,976     4.60%         $768,751    4.29%         $867,003    4.50%
                                  --------    ----            --------     ----          --------    ----          --------    ----

Interest rate spread                          3.31%                        2.77%                     3.37%                     2.57%
                                              ====                         ====                      ====                      ===

Net interest margin                           3.52%                        2.88%                     3.52%                     2.67%
                                              ====                         ====                      ====                      ===
Ratio of interest-earning
 assets to interest-bearing
 liabilities                       105.06%                     102.50%                    103.55%                   102.07%
                                  ========                    ========                   ========                  ========


Provision for Loan Losses.  The provision for loan losses was $371,000 for the
-------------------------
three months ended September 30, 1996 compared to $404,000 for the same period last year. The Company also recognized a provision for losses on LOCs of $590,000 for the three months ended September 30, 1996 and a provision for losses on real estate of $1.4 million for the three months ended September 30, 1995, which are included in "Other non-interest expense." The provision for loan losses was $2.4 million for the nine months ended September 30, 1996, compared to $4.9 million for the same period last year. The Company also recognized a provision for losses on LOCs of $2.0 million for the nine months ended September 30, 1996 compared to provisions of $194,000 for losses on LOCs and $6.4 million for losses on real estate for the nine months ended September 30, 1995, which are included in "Other non-interest expense." The loss provisions reflects management's assessment of the loan, LOC and real estate portfolios in light of the Southern California real estate market, borrowers' ability to perform and certain other factors.

The allowances for losses on loans, LOCs and real estate are established through provisions based on management's evaluation of the risks inherent in its portfolios and the local real estate economy. The allowances are maintained at amounts management considers adequate to cover losses which are deemed probable and estimable. The allowances are based upon a number of factors, including asset scoring and classification, collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, a loss migration analysis, and the Company's underwriting policies.

The following is a summary of the activity in the loan, LOC and real estate valuation allowances for the periods indicated:

                                                                  FOR THE THREE MONTHS               FOR THE NINE MONTHS
                                                                         ENDED                             ENDED
                                                                      SEPTEMBER 30,                     SEPTEMBER 30,
                                                              --------------------------           ------------------------
                                                                1996               1995              1996             1995
                                                              -------            -------           -------          -------
                                                                                  (Dollars in thousands)
ALLOWANCE FOR LOSSES ON LOANS:
Balance at beginning of period                                $11,242             20,002            14,745           18,874
Charge-offs, net of recoveries                                 (1,464)            (4,531)           (7,045)          (7,942)
Provisions charged to income                                      371                404             2,449            4,943
                                                              -------            -------           -------          -------
Balance at end of period                                       10,149             15,875            10,149           15,875
                                                              -------            -------           -------          -------

ALLOWANCE FOR LOSSES ON LOCS:
Balance at beginning of period                                $ 6,606              6,158             7,447            6,908
Charge-offs, net of recoveries                                     28               (829)           (2,225)          (1,773)
Provisions charged to income                                      590                  0             2,002              194
                                                              -------            -------           -------          -------
Balance at end of period                                        7,224              5,329             7,224            5,329
                                                              -------            -------           -------          -------
Total allowance for losses on loans and LOCs                  $17,373             21,204            17,373           21,204
                                                              =======            =======           =======          =======
ALLOWANCE FOR LOSSES ON REAL ESTATE:
Balance at beginning of period                                $ 2,841              8,667             9,496            4,378
Charge-offs, net of recoveries                                   (601)            (1,208)           (7,256)          (1,955)
Provisions charged to income                                        0              1,410                 0            6,446
                                                              -------            -------           -------          -------
Balance at end of period                                      $ 2,240              8,869             2,240            8,869
                                                              =======            =======           =======          =======
TOTAL ALLOWANCE FOR LOSSES ON LOANS, LOCS AND
  REAL ESTATE                                                 $19,613             30,073            19,613           30,073
                                                              =======            =======           =======          =======
    General                                                   $17,588             17,813            17,588           17,813
    Specific                                                    2,025             12,260             2,025           12,260
                                                              -------            -------           -------          -------
          TOTAL                                               $19,613             30,073            19,613           30,073
                                                              =======            =======           =======          =======


The allowance for losses on loans, LOCs and real estate decreased to $19.6 million at September 30, 1996 from $31.7 million at December 31, 1995. The ratio of general valuation allowance ("GVA") for losses on loans, LOCs and real estate to nonperforming assets and LOCs increased to 74.11% at September 30, 1996 from 39.30% at December 31, 1995 as a result of a decrease in nonperforming assets. Included in the allowance for losses on loans, LOCs and real estate were specific allowances against individual loans, LOCs and real estate of $2.0 million at September 30, 1996 and $14.5 million at December 31, 1995.
Management continues to address the levels of allowance for losses in relation to the local real estate economy. As a result of changes in certain real estate markets, adjustments in the valuation allowances may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require additional valuation allowances, based on their judgments of the information available to them at the time of the examination.

Non-Interest Income. Non-interest income for the three months ended September
--------------------
30, 1996 was $1.4 million compared to $1.8 million for the same period last year. Non-interest income for the nine months ended September 30, 1996 was $5.3 million compared to $8.7 million for the same period in 1995. The decrease in LOC and other fees for the three months ended September 30, 1996 is primarily the result of this and fee income from subsidiaries. The decrease in non-interest income for the nine months ended September 30, 1996 was primarily the result of nonrecurring income in the form of a curtailment gain of $3.4 million in the nine month period ended September 30, 1995 resulting from freezing the Company's employee defined benefit plan.

General and administrative expense. General and administrative expense for the
-----------------------------------
three months ended September 30, 1996 increased to $11.4 million from $5.7 million for the three months ended September 30, 1995. The expense for the nine months ended September 30, 1996 was $22.7 million compared to $18.8 million for the same period in 1995. The increase for the three months and nine months ended September 30, 1996 was primarily the result of a one-time special assessment imposed by the FDIC on deposits insured by SAIF of $5.4 million. G&A expenses excluding the special assessment increased $303,000 for the three months ended September 30, 1996, when compared to the same period in 1995, primarily as a result of costs associated with a branch-wide data processing conversion. The Company's efficiency ratio improved from 71.87% for the three months ended September 30, 1995 to 70.46% for the three months ended September 30, 1996 and from 76.43% for the nine months ended September 30, 1995 to 65.65% for the nine months ended September 30, 1996, excluding the SAIF special assessment and, for the nine months ended September 30, 1995, excluding curtailment gain on retirement plan of $3.4 million.

Other Non-Interest Expense. Other non-interest expense for the three months
---------------------------
ended September 30, 1996 was $924,000 compared to $1.3 million for the same period last year. Non-interest expense for the nine months ended September 30, 1996 was $3.2 million compared to $7.6 million for the same period last year. The decrease for the three months ended September 30, 1996 resulted primarily from a decrease in the provision for losses on LOCs and real estate of $820,000. The decrease for the nine months ended September 30, 1996 resulted primarily from a decrease in the provision for losses on LOCs and real estate of $4.6 million.

NONPERFORMING ASSETS

The following table sets forth information regarding nonaccrual loans, nonperforming LOCs and real estate acquired through foreclosure and in-substance foreclosed loans, net of specific valuation allowances:


                                               AT SEPTEMBER 30,  AT DECEMBER 31,
NONPERFORMING ASSETS:                                 1996             1995
                                               ---------------------------------
                                                     (dollars in thousands)
  NONACCRUAL LOANS:
  Nonaccrual loans:
  One- to four-family                                  $10,802          8,818
  Multi-family                                             766          6,115
  Commercial real estate                                    77            223
  Spot construction                                        418            418
  Developed lots                                           343          1,036
  Tract construction and land                              128            581
  Consumer loans                                           268            413
                                                       -------        -------
    Total nonaccrual loans                              12,802         17,604
                                                       -------        -------
  NONPERFORMING LOCS:                                    4,500              0
                                                       -------        -------
  REO AND IN-SUBSTANCE FORECLOSED LOANS(1):
  One- to four-family                                    3,333          5,393
  Multi-family (2)                                         422         17,807
  Commercial real estate                                   390            536
  Developed lots                                         1,793          1,836
  Tract construction and land                              476            463
  Consumer loans                                            16             43
                                                       -------        -------
  Total real estate acquired
    through foreclosure and
    in-substance foreclosed loans                        6,430         26,078
                                                       -------        -------
  Total nonperforming assets                           $23,732         43,682
                                                       =======        =======


___________

(1) Does not include effect of general valuation allowances of $978,000 and $1.5 million at September 30, 1996 and December 31, 1995, respectively.

(2) Includes properties securing LOCs acquired through foreclosure.


Nonaccrual loans net of specific valuation allowances at September 30, 1996 were $12.8 million, which represents a decrease of $4.8 million from the December 31, 1995 balance of $17.6 million. This decrease since December 31, 1995 resulted from an increase in single family loans of $2.0 million, offset by a decrease in multi-family loans of $5.3 million and a decrease of $1.4 million in all other loan categories. Nonperforming letters of credit at September 30, 1996 increased by $4.5 million. This increase since December 31, 1995 is the result of one multi-family project moving from special mention to the substandard classification.

The Company's general nonaccrual policy provides that interest accruals cease once a loan is past due for a period of 90 days or more, or the notice of default is filed, whichever is earlier. Loans may also be placed on nonaccrual status even though they are less than 90 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan. The Company defines nonperforming loans as nonaccrual loans and nonperforming LOCs.

REO decreased to $6.4 million at September 30, 1996 from $26.1 million at December 31, 1995 primarily as a result of the sale of three multi-family LOC properties, seven multi-family properties and a number of single family residences and lots previously acquired through foreclosure, partially offset by foreclosures during the same period. REO consists of real estate acquired through foreclosure and loans accounted for as in-substance foreclosures. REO is initially recorded at the fair value of the related assets at the date of foreclosure, less costs to sell. Subsequent write-downs for estimated losses are recognized if the carrying value of real estate exceeds fair value, less costs to sell.

Nonperforming assets were $23.7 million, or 2.44% of total assets and LOCs, at September 30, 1996, compared to $43.7 million, or 4.53% of total assets and LOCs, at December 31, 1995. Restructured loans, which are currently performing under their restructured terms are excluded from nonperforming assets. The balance of restructured loans was $10.4 million and $6.9 million at September 30, 1996 and December 31, 1995, respectively. The increase since December 31,1995 was the result of the restructure of four multi-family and four single family residences.

Nonperforming assets are defined as nonperforming loans (as defined above) and real estate acquired through foreclosure, and in-substance foreclosed loans. The Company does not include troubled debt restructured loans that are performing in accordance with their restructured terms as nonperforming assets.

Management continues to reduce the amount of nonperforming assets by concentrating efforts on early detection through the asset classification process and by taking an aggressive stance to quickly resolve nonperforming assets by working with borrowers to restore nonaccrual loans to performing status where possible, by foreclosing upon security property where workouts are determined to be impracticable and by selling existing REO.

CLASSIFIED ASSETS

Federal regulations and the Company's Classification of Assets Policy provide for the classification of loans and other assets. "Substandard" assets are those that are characterized by the "distinct possibility" that the institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified "Substandard" with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted.

The following table sets forth the classified assets, which include the substandard and doubtful categories, net of specific valuation allowance. The amount of specific valuation allowances at September 30, 1996 and December 31, 1995 was $1,771 and $12,800, respectively.

                                                 At September 30,      At December 31,
                                                       1996                1995
                                                 ----------------     ---------------
                                                        (Dollars in thousands)
Substandard

Loans:
     One- to four-family                              $12,137                6,790
     Multi-family                                       4,491               14,566
     Commercial real estate                               737                  879
     Construction single family                           144                  418
     Developed lots                                     1,056                1,114
     Tract construction and land                          589                1,058
     Consumer loans                                       252                  218
                                                      -------              -------
          Total                                        19,406               25,043
                                                      -------              -------
REO:
     One- to four-family                                3,333                5,393
     Multi-family                                         422               17,807
     Commercial real estate                               390                  536
     Developed lots                                     1,793                1,836
     Tract construction and land                          476                  463
     Consumer loans                                        16                   43
                                                      -------              -------
          Total                                         6,430               26,078
                                                      -------              -------
Real estate held for sale or investment                   280                  280

                                                      -------              -------
Off-balance sheet LOCs                                  4,500                7,524
                                                      -------              -------
          Total substandard                            30,616               58,925
                                                      -------              -------
Doubtful
   Multi-family                                           159                    0
                                                      -------              -------
Total classified assets                               $30,775               58,925
                                                      =======              =======


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


                                             AT SEPTEMBER 30,       AT DECEMBER 31,
                                                  1996                  1995
                                            ----------------       ---------------
                                                  (Dollars in thousands)
  NONACCRUAL LOANS:
     Multi-family                             $   766               $6,115
     Commercial                                     0                  223
     Tract construction and land                  163                  581
  RESTRUCTURED LOANS                           10,359                6,888
  OTHER IMPAIRED LOANS:
     Multi-family                               3,314                5,187
     LOCs                                       4,500                    0
     Commercial                                     0                  656
     Tract construction and land                    0                  432
                                              -------              -------
                                              $19,102              $20,082
                                              =======              =======



REGULATORY CAPITAL

Under OTS capital regulations, the Bank must meet three capital tests. First, the tangible capital requirement mandates that the Bank's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement currently mandates that core capital (tangible capital plus qualifying supervisory goodwill) be at least 3.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement presently mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations assign specific risk weightings to all assets and off-balance sheet items.

The Bank was in compliance with all current capital requirements in effect at September 30, 1996, and had sufficient capital to be considered a "well capitalized" institution under the OTS regulations.

The following table presents information regarding the Bank's capital at September 30, 1996 and December 31, 1995:

                                     At September 30, 1996                  At December 31, 1995
                                 ------------------------------         ----------------------------
                                                   PERCENT OF                           PERCENT OF
                                  AMOUNT          ASSETS (1)(2)          AMOUNT        ASSETS (1)(2)
                                 ------------------------------         ----------------------------
                                                       (Dollars in thousands)
TANGIBLE CAPITAL:

  Capital level                  $64,617             7.55%              $45,193            5.24%
  Requirement                     12,830             1.50                12,933            1.50
                                 -------             ----               -------            ----
  Excess                         $51,787             6.05%              $32,260            3.74%
                                 =======             ====               =======            ====

CORE CAPITAL:

  Capital level                  $64,617             7.55%              $45,193            5.24%
  Requirement                     25,660             3.00                25,866            3.00
                                 -------             ----               -------            ----
  Excess                         $38,957             5.55%              $19,327            2.24%
                                 =======             ====               =======            ====

RISK-BASED CAPITAL:

  Capital level                  $72,889            11.16%               53,463            8.17%
  Requirement                     52,270             8.00                52,341            8.00
                                 -------             ----               -------            ----
  Excess                         $20,619             3.16%                1,122            0.17%
                                 =======             ====               =======            ====

_________
(1) Tangible capital levels are shown as a percentage of tangible assets and core capital is shown as a percentage of total adjusted assets. Risk-based capital levels are shown as a percentage of risk-weighted assets.

(2) Requirements under OTS regulations for an "adequately capitalized" institution at September 30, 1996 and December 31, 1995 are 4.00% for core and Tier 1 risk-based capital and 8.00% for risk-based capital.

SELECTED CONSOLIDATED RATIOS OF  THE COMPANY

                                                       At or For the                                   At or For the
                                             Three Months Ended September 30,                 Nine Months Ended December 31,
                                             ----------------------------------              ---------------------------------
                                                 1996                    1995                  1996                      1995
                                             ----------------------------------              ---------------------------------
PERFORMANCE RATIOS:
Return on average assets
 (1)(2):                                          (1.76)%                 (0.20)%                (0.28)%                  (0.44)%
Return on average equity (2)                     (27.67)                   3.74                  (4.99)                   (8.61)
Equity to total assets                             8.07                    5.83                   8.07                     5.83
Interest rate spread during
 the period (2)                                    3.31                    2.77                   3.37                     2.57
Net interest margin                                3.52                    2.88                   3.52                     2.67
Average interest-earning
 assets to average
interest-bearing liabilities                     105.06                  102.50                 103.55                   102.07
G&A to average assets  (1)(2)(3)                   2.51                    2.26                   2.41                     2.42
Efficiency ratio  (4)                             70.46                   71.87                  65.65                    76.43

                                                                                                  AT                        AT
                                                                                              SEPTEMBER 30,             DECEMBER 31,
                                                                                                  1996                     1995
                                                                                              -------------             ------------
REGULATORY CAPITAL RATIOS:
Tangible and core capital                                                                         7.55%                    5.24%
Risk-based capital                                                                               11.16                     8.17
ASSET QUALITY RATIOS:
Nonaccrual loans to total loans                                                                   1.74%                    2.45%
Nonperforming assets to total assets and LOCs (5)                                                 2.44                     4.53
Allowance for losses on loans and LOCs to total loans
 and LOCs                                                                                         2.06                     2.73
Allowance for losses on loans, LOCs and real estate to
 total assets and LOCs                                                                            2.02                     3.28
General valuation allowance for losses on loans to
 nonaccrual loans                                                                                73.32                    56.53
General valuation allowance for losses on loans, LOCs
 and real estate to nonperforming assets (5)                                                     74.11                    39.30
Classified assets to  total assets and LOCs                                                       3.17                     6.11
General valuation allowance to classified assets                                                 57.15                    29.13
___________________
(1) LOCs have been added to average assets for purposes of this calculation.
(2) Ratios for the three and nine month periods have been annualized.
(3  For the three and nine months ended September 30, 1996 excludes SAIF special assessment of $5.4 million.
(4) G&A to net interest income plus total non-interest income.  Excludes provisions for losses on loans and other non-interest expense, and, for the three and nine months ended September 30, 1996 excludes SAIF special assessment of $5.4 million, and, for the nine months ended September 30, 1995, excludes curtailment gain on retirement plan of $3.4 million.
(5) Excludes troubled debt restructures which are currently performing under their restructured terms.

SUBSEQUENT EVENTS


The Company has received approval from the OTS to acquire deposits from a local institution of approximately $24.0 million of which would include checking accounts, savings account and certificates of deposits. The deposits will be merged into an existing branch facility. The deposit premium to be paid by the Company in this transaction is expected to be 0.50%. The transaction is expected to close in December, 1996.

PART II. OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Bank is named as a defendant in two wrongful termination lawsuits filed in the Superior Court of the State of California for San Bernardino by two former officers whose positions were eliminated in a May, 1995 reduction in force. The first lawsuit, which was filed by Maurice A. Calderon on October 24, 1995, was resolved by settlement in October of 1996. The amount paid in settlement was not material to the overall operations of the Bank. The second lawsuit was filed by Ruth Mariani on March 25, 1996, and alleges that the plaintiff had an oral employment agreement with the Bank which was breached by the plaintiff's termination, and that such termination was a result of age discrimination. Ms. Mariani's suit seeks unspecified amounts of damages, and the Bank has denied any liability and has engaged outside counsel to defend it against the claims of Ms. Mariani.

         The Bank is also named a defendant in a lawsuit filed on January 9, 1996 in the Superior Court of the State of California for San Bernardino County by Developer's Insurance Company, a bonding company, which alleges that the Bank must reimburse it for certain sums paid by the bonding company to complete a construction project formerly financed by the Bank. The lawsuit seeks an unspecified amount of damages. The Bank disputes the claim, and has engaged outside counsel to defend it.

         The Bank is also a named defendant in a lawsuit filed on August 14, 1996 in the Superior Court of the State of California for San Bernardino County by Thomas T. Klorer, a former senior officer of the Bank who retired in August of 1995. Mr. Klorer alleges that his early retirement was in fact a constructive discharge, and he asserts various claims for breach of contract and tortious wrongdoing. The damage demand filed by Mr. Klorer asserts $3,000,000 in damages, primarily in the form of punitive damage claims. The Bank denies all liability, and has engaged outside counsel to defend it against the claims. The Bank has removed the action to the United States District Court for the Central District of California.

         The Company is not involved in any other litigation, other than routine legal proceedings occurring in the ordinary course of business. All of such legal proceedings in the aggregate are believed by management to be immaterial to the Company.

Items 2, 3, 4 and 5 are not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a)  Exhibits -  11.1 - Computations of Earnings Per Share
              Exhibit 27.1 - Financial Data Schedule

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the three months ended September 30, 1996


EXHIBIT NO. 11.1  COMPUTATION OF EARNINGS PER SHARE


                                      (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)

                                      THREE MONTHS ENDED        NINE MONTHS ENDED

                                      SEPTEMBER 30, 1996        SEPTEMBER 30, 1996
                                      ------------------        ------------------
Net loss                                  $     (4,210)            $     (1,996)
                                          ============             ============

Weighted average shares outstanding          5,448,730                4,551,536

Common stock equivalents due to                      0                        0
 dilutive effect of stock options         ------------             ------------

Total weighted average common shares
  and equivalents outstanding                5,448,730                4,551,536
                                          ============             ============

Loss per share                                  ($0.77)                  ($0.44)
                                          ============             ============

Total weighted average common shares
  and equivalents outstanding                5,448,730                4,551,536

Additional dilutive shares using the
  end of period market value versus
  the average market value                           0                        0
                                          ------------             ------------
Total weighted average common shares
  and equivalents outstanding for
  fully diluted computation                  5,448,730                4,551,536
                                          ============             ============
Loss per share                                  ($0.77)                  ($0.44)
                                          ============             ============

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  November 13, 1996          REDFED BANCORP INC.



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