Form 10-K405
period 1996-12-31
REDFED BANCORP INC
filed 1997-03-31
CIK 916605

                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC 20549

                                   FORM 10-K

                  Annual report pursuant to Section 13 of the
                        Securities Exchange Act of 1934

                  For the fiscal year ended DECEMBER 31, 1996

                         Commission File No.:  0-22278

                              REDFED BANCORP INC.
            (Exact name of registrant as specified in its charter)

           DELAWARE                                    33-0588105
 (State or other jurisdiction of                      (IRS Employer
  incorporation or organization)                   Identification No.)

               300 E. STATE STREET, REDLANDS, CALIFORNIA  92373
         (Address of principal executive offices, including zip code)

      Registrant's telephone number, including area code:  (909) 335-3551

       Securities registered pursuant to Section 12(b) of the Act:  NONE

          Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (Title of class)

  The registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X      No    .
    ---        ---

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $96,522,945 and is based upon the last sales price as quoted on The Nasdaq Stock Market for February 28, 1997.

  The Registrant had 7,396,936 shares of common stock outstanding as of February 28, 1997.

DOCUMENTS TO BE INCORPORATED BY REFERENCE

  THE PROXY STATEMENT FOR THE 1996 ANNUAL MEETING OF STOCKHOLDERS WILL BE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.

                                     INDEX

                                                             PAGE
PART I

  Item 1.  Business                                           1
           General                                            1
           Market Area                                        3
           Lending Activities                                 4
           Asset Quality                                      15
           Investment Activities                              25
           Sources of Funds                                   26
           Subsidiary Activities                              30
           Competition                                        30
           Personnel                                          30
           Regulation                                         30
           Taxation                                           38
           Current Accounting Pronouncements                  39
  Item 2.  Properties                                         39
  Item 3.  Legal Proceedings                                  40
  Item 4.  Submission of Matters to a Vote of Security
           Holders                                            40

PART II

   Item 5. Market for Registrant's Common Equity
             and Related Stockholders Matters                 41
   Item 6. Selected Financial Data                            43
   Item 7. Management's Discussion and Analysis of
             Financial Condition and Results of Operations    46
   Item 8. Financial Statements and Supplementary Data        57
   Item 9. Changes in and Disagreements With Accountants
             on Accounting and Financial Disclosure           108

PART III

  Item 10. Directors and Executive Officers of the
             Registrant                                       109
  Item 11. Executive Compensation                             109
  Item 12. Security Ownership of Certain Beneficial
             Owners and Management                            109
  Item 13. Certain Relationships and Related Transactions     109

PART IV

  Item 14. Exhibits, Financial Statement Schedules and
             Reports on Form 8-K                              110

                                    PART I

ITEM 1.  BUSINESS

GENERAL

          Redfed Bancorp Inc. (the "Company") was incorporated under Delaware law on October 18, 1993, for the purpose of becoming the holding company for Redlands Federal Bank, a federal savings bank (the "Bank"). On April 7, 1994, the Company acquired the Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank is one of the three largest financial institutions headquartered in Southern California's Inland Empire region, a relatively less urban area to the east of Los Angeles comprised of San Bernardino and Riverside counties. During its 106-year history, the Bank has operated as a community-oriented savings institution serving the residential loan and retail deposit needs of the predominantly suburban and rural communities in its market area. The Company is subject to regulation as a savings and loan holding company by the Office of Thrift Supervision ("OTS"). The Bank is also subject to regulation by the Federal Deposit Insurance Company (the "FDIC") and the Securities and Exchange Commission ("SEC"). The Bank's customer deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is also a member of the Federal Home Loan Bank (the "FHLB") of San Francisco. The Company's executive office is located at 300 E. State Street, Redlands, California 92373; the telephone number is (909) 335-3551.

          The Company offers a range of consumer financial services to its customers, including retail transaction and term deposits, single-family mortgage loans and consumer loans. The Company's single-family mortgage loan products include adjustable and fixed rate conforming and nonconforming permanent loans, as well as spot construction loans. The Company's consumer loan products include home equity lines of credit, Federal Housing Administration ("FHA") Title I home improvement loans, credit card loans, automobile loans and secured and unsecured personal loans. The Company invests in U.S. government and agency securities, mortgage-backed securities and other investments permitted by federal laws and regulations. The Company also offers insurance and securities brokerage services through a subsidiary of the Bank. Beginning in 1997, the Company started a small business commercial loan program.

         The Company formerly originated substantial amounts of multi-family residential real estate loans, as well as a lesser amount of loans secured by small commercial and mixed use properties, tract developments and developed and undeveloped land. Until 1993, the Company issued letters of credit ("LOCs") securing the repayment of tax exempt bonds issued by various local governmental authorities in Southern California. Due to significant losses in the Company's multi-family loan portfolio resulting from higher defaults and substantial declines in the value of multi-family residential properties during the Southern California recession beginning in 1991, the Company has substantially curtailed its multi-family lending activities, other than in connection with the disposition of problem assets, eliminated tract construction and land lending and limited its commercial real estate lending activities.

          The Company originates loans for investment and for sale and has purchased loans to augment the loan portfolio. Loan sales are derived from loans held in the Company's portfolio designated as being held for sale or originated during the period and being so designated. Historically, the Company has retained the bulk of the servicing rights of loans sold, however, in 1996 the majority of the servicing rights were sold. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, nonmortgage loans, and fees on LOCs, deposit accounts, income from subsidiaries, mortgage loan servicing activities, and interest and dividends on its investment and mortgage-backed securities portfolios. The Company's primary source of funds are deposits, principal and interest payments on loans, proceeds from the sale of loans and, to a lesser extent, FHLB advances. Through its wholly-owned subsidiaries, the Company currently engages in the sale of insurance and investment products on an agency basis. In addition, the Company formerly engaged in real estate development activities through a subsidiary. No development is now in process and any remaining real estate is held for sale.

The following tables set forth certain financial and operating information with respect to the Company.

SUMMARY CONSOLIDATED FINANCIAL, OPERATING AND OTHER DATA OF THE COMPANY
                 (Dollars in thousands, except per share data)

                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------------
                                          1996             1995              1994               1993             1992
                                       ---------        ----------        -----------      ------------      -------------
SUMMARY FINANCIAL CONDITION DATA:

Total assets                            $882,504          $871,814          $960,853           $916,846         $932,232

Total liabilities                        810,386           823,736           905,345            863,485          875,993

Stockholders' equity,
 substantially restricted                 72,118            48,078            55,508             53,361           56,239

SUMMARY OPERATING DATA:

Interest income                         $ 61,499          $ 64,224          $ 56,515           $ 59,436         $ 69,257

Interest expense                          33,038            38,366            29,869             30,869           37,154
                                        --------          --------          --------           --------         --------
Net interest income                       28,461            25,858            26,646             28,567           32,103

Provision for losses on loans              2,838             7,938            12,651             12,990            6,106
                                        --------          --------          --------           --------         --------
     Net interest income after
         provision for losses
         on loans                         25,623            17,920            13,995             15,577           25,997
                                        --------          --------          --------           --------         --------
Non-interest income                        6,967            11,198(1)          6,275              6,884            6,066
                                        --------          --------          --------           --------         --------
General and administrative
  ("G&A") expense                         29,227(2)         24,285            27,195             25,458           23,931

Real estate & LOC
 operations, net                           3,713            12,794            18,265              3,916            4,014
                                        --------          --------          --------           --------         --------
Total non-interest expense                32,940            37,079            45,460             29,374           27,945
                                        --------          --------          --------           --------         --------
    Earnings (loss) before
     income taxes                           (350)           (7,961)          (25,190)            (6,913)           4,118

Income taxes (benefit)                         7               124             1,150             (3,669)             557(3)
                                        --------          --------          --------           --------         --------
     Net earnings (loss)                $   (357)         $ (8,085)         $(26,340)          $ (3,244)        $  3,561
                                        ========          ========          ========           ========         ========
Net loss per share                      $  (0.07)         $  (2.03)         $  (6.08)(4)          n/a              n/a
                                        ========          ========          ========           ========         ========

SUMMARY FINANCIAL RATIOS AND OTHER DATA:

Return on average assets                   (0.04)%           (0.86)%           (2.79)%            (0.35)%           0.40%

Return on average equity                   (0.62)           (15.05)           (38.30)             (6.00)            6.34

Equity to total assets                      8.17              5.51              5.78               5.82             6.03

Interest rate spread                        3.36              2.87              3.19               3.44             3.90

G&A to average assets                       3.40(5)           2.59              2.88               2.74             2.66

Efficiency ratio (6)                       82.50             65.54             82.61              71.81            62.70

REGULATORY CAPITAL RATIOS:

Tangible and core capital                   7.73              5.24              5.65               5.42             5.58

Risk-based capital                         11.52              8.17              8.59               8.11             8.64

ASSET QUALITY RATIOS:

Nonperforming assets to
 total assets and LOCs (7)(8)               2.02              4.53              4.46               3.17             3.18

Allowance for losses on loans,
LOCs and real estate to total
 assets and LOCs                            1.96              3.28              2.85               1.95             1.15

General valuation allowances
 ("GVA's") for losses on loans,
 LOCs and real estate  to total
 nonperforming assets (7) (8)              89.18             39.30             51.20              40.90             25.52

                                                   (See notes on following page)

_______________________________

(1)  Includes curtailment gain of $3.4 million.

(2)  Includes FDIC special assessment of $5.4 million.

(3) Includes a $1.3 million benefit due to the cumulative effect of a change in accounting principle.

(4) Loss per share data has been calculated based on the Company's net loss of $24.4 million for the period April 7, 1994 (the date of the Company's initial public offering) through December 31, 1994.

(5)  G&A to average assets ratio, excluding FDIC special assessment is 2.77%.

(6) G&A expense to net interest income plus total non-interest income. Excludes provisions for losses on loans and LOCs and real estate operations. For the years ended December 31, 1996 and 1995, if FDIC special assessment of $5.4 million and curtailment gain on retirement plan of $3.4 million were excluded, the efficiency ratio would be 67.20% and 72.14%, respectively.

(7) Excludes troubled debt restructures which are currently performing under their restructured terms.

(8) Nonperforming assets include nonperforming loans, LOCs and real estate owned ("REO").


MARKET AREA

     The Company's fourteen banking offices are located in Redlands, California and other population centers in the western portions of San Bernardino and Riverside counties that comprise the Inland Empire region of Southern California. Although portions of the region have experienced substantial residential real estate development targeted toward commuters employed in neighboring Los Angeles and Orange counties, the Company's market area remains less urbanized than Los Angeles and Orange counties. The Inland Empire has a diversified economy that includes manufacturing, retail sales and agricultural sectors, as well as employment related to local government, universities and major health care facilities. Transportation (rail and trucking), distribution and related activities are an important part of the current Inland Empire economy and are expected to increase, with the Inland Empire providing a staging area for the shipment of goods between the Pacific Rim and the United States through the ports of Los Angeles and Long Beach, California. According to a recent economic study, the Inland Empire possesses a number of characteristics that make it attractive for business, when compared to other major Southern California counties, including the lowest average home prices, the lowest industrial space cost, the lowest average pay level and one of the highest growth in employment rates.

     Virtually all of the Company's lending activities are conducted in the Company's market area located in the Inland Empire and other areas of Southern California; and a significant portion of the Company's assets are invested in loans that are secured by multi-family and, to a lesser extent, commercial real estate located in these areas. In 1996 the Company began to purchase one-to four-family loans in California. Since 1991, Southern California, including the Inland Empire, has experienced an economic recession as a result of a decline in the defense industry, including military base closures and downsizings, corporate relocations and general weakness in the real estate market. This recession was characterized by, among other things, high levels of unemployment, declining business and real estate activity, significant increases in vacancies in multi-family residential and commercial properties, declining rents and property values and slowing sales of new one- to four-family residential properties. Loan delinquencies increased and the underlying values of many properties securing loans declined, resulting in substantial losses to lending institutions. The recession caused substantial increases in the Company's levels of nonperforming assets, particularly in its multi-family lending and LOC portfolios, and in its provisions for loan and real estate losses, as well as a decline in interest income. While the Inland Empire economy has recently exhibited positive employment trends, there is no assurance that such trends will continue. A worsening of current economic conditions in the Company's primary lending area would have an adverse effect upon the Company's business and operations, including the level of the Company's delinquencies and nonperforming and classified assets, the magnitude of its provisions for loan and real estate losses, the value of the collateral securing the Company's mortgage loans and its portfolio of real estate acquired through foreclosure ("REO") and the demand for new loan originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business-- Asset Quality".

          The Company's deposit gathering activities are concentrated in the areas surrounding its home and thirteen branch offices. Due to its community and customer service orientation, together with its long history in the Inland Empire, the Bank has developed strong depositor loyalty and significant deposit market shares in the communities it serves. During December 1996 the Company concluded the purchase of $17.5 million in deposits from another local area bank, and beginning in 1997 plans to expand its product lines to include small business banking services.

LENDING ACTIVITIES

          General. The Company emphasizes the origination of one- to four-family residential loans, including loans secured by existing homes and spot construction loans. Substantially all of the Company's one- to four-family mortgage loans are secured by property located in Southern California. Beginning in 1997, the Company started a small business commercial loan program and plans to expand FHA, Veterans Administration ("VA") and "B" quality single family loan production. The Company has also historically made various types of consumer loans including home equity lines of credit, ("FHA") Title I home improvement loans, credit card loans, mobile home loans, new and used automobile and recreational vehicle loans and secured and unsecured personal loans (collectively, "consumer loans") and intends to expand this activity in the future. Prior to 1993, the Company also originated multi-family residential mortgage loans and, to a lesser extent, tract construction and land development and commercial real estate loans. However, in recent periods, the Company has substantially curtailed the origination of multi-family residential units, eliminated the origination of tract construction and land development loans and limited the origination of commercial real estate loans, except in connection with the sale of problem assets. This is due to adverse conditions in the Company's primary lending market which previously led to increases in the levels of delinquencies and nonperforming and restructured loans in these portfolios.

          Loan originations and purchases for the year ended December 31, 1996 were $158.1 million compared to $114.0 million for the year ended December 31, 1995. The increase in the loan activity was a result of the Company's business plan to expand the lending activity and therefore increase assets.

          Since 1982, the Company has emphasized the origination of adjustable rate mortgage ("ARM") loans for retention in its portfolio in order to increase the percentage of loans with more frequent repricing. Most of these ARM loans have rates based on the FHLB Eleventh District Cost of Funds Index ("COFI"), which is comprised of the average cost of funds of all savings institutions that are members of the FHLB of San Francisco. In 1996 the Company increased ARM loans tied to the one year Constant Maturity Treasury Index ("CMT"), which responds more quickly to market conditions than the COFI, which is a lagging index. At December 31, 1996, approximately 93.00% of the Company's mortgage loan portfolio were ARM loans, of which 94.00% had interest rates tied to the COFI and 6.00% had interest rates tied to the CMT. During 1996 the Company retained a limited amount of its fixed rate loan production in its portfolio.

          Loan Portfolio Composition. At December 31, 1996, the Company had total loans outstanding of $754.9 million, of which $426.0 million, or 56.43%, were one- to four-family residential mortgage loans and $170.5 million, or 22.59%, were multi-family residential mortgage loans. At that same date, 92.55% of the Company's one- to four-family mortgage loans, 96.19% of its multi-family residential mortgage loans and 90.34% of its other mortgage loans had adjustable interest rates. Further information concerning the composition of the Company's loan portfolio at December 31, 1996 and at the prior dates indicated is set forth in the following table.

                           LOAN PORTFOLIO COMPOSITION

                                                                      At December 31,
                              --------------------------------------------------------------------------------------------------
                                        1996              1995                1994               1993              1992
                              --------------------  -----------------   ------------------  ----------------  ------------------
                                           Percent            Percent              Percent           Percent            Percent
                               Amount     of total  Amount   of total   Amount    of total  Amount  of total  Amount   of total
                              ----------  --------  -----------------   ------------------  ----------------  ------------------
                                                                  (Dollars in thousands)
Mortgage loans :
   One- to four-family(1)       $425,970   56.43%   $334,691  46.52%   $349,386   43.88%  $277,196   40.74%   $258,323  38.00%

   Multi-family(2)               170,543   22.59     186,375  25.90     213,057   26.76    220,768   32.45     240,287  35.34

   Commercial real estate         75,235    9.97      74,339  10.33      70,963    8.91     72,664   10.68      61,514   9.05

   Spot construction(3)           21,036    2.79      47,512   6.60      73,688    9.25     28,790    4.23      25,038   3.68

   Developed lots                 35,221    4.66      47,598   6.62      52,961    6.65     43,571    6.40      38,490   5.66

   Tract construction and land     1,048    0.14       2,705   0.38       6,596    0.83      9,690    1.42      29,365   4.32
                                --------  ------    --------  -----    --------   -----    -------   -----    --------  -----
      Total mortgage loans       729,053   96.58     693,220  96.35     766,651   96.28    652,679   95.92     653,017  96.05

Consumer loans                    25,804    3.42      26,287   3.65      29,584    3.72     27,731    4.08      26,866   3.95
                                --------  ------    --------  -----    --------   -----    -------   -----    --------  -----
       Total loans               754,857  100.00%    719,507 100.00%    796,235  100.00%   680,410  100.00%    679,883 100.00%
                                          ======             ======              ======             ======             ======
Less:
  Undistributed portion of
   construction loans            (12,390)            (18,467)           (39,801)           (14,617)            (19,472)

  Unearned discounts and net
   deferred loan origination      (2,471)             (3,311)            (4,428)            (4,750)             (4,849)

  Allowance for losses on
   loans                         (10,134)            (14,745)           (18,874)           (15,373)             (7,673)
                                --------            --------           --------            -------            --------
                                $729,862            $682,984           $733,132            $645,670           $647,889
                                ========            ========           ========            ========           ========

___________

(1) Includes loans held for sale.

(2) Excludes LOCs.

(3) Consists of spot construction loans in the construction phase; such loans that are in the permanent loan phase generally are included in one-to four-family mortgage loans.

  Loan Maturity. The following table shows the maturity of the Bank's loans at December 31, 1996. The table does not include principal repayments. Principal repayment on loans totaled $108.6 million, $91.9 million and $82.6 million for the years ended December 31, 1996, 1995 and 1994, respectively.

                                                                            At December 31, 1996
                             -----------------------------------------------------------------------------------------------------
                                                                                                   Tract
                                One-to         Multi-     Commercial        Spot      Developed construction           Total loans
                              four-family      family     real estate   construction     lots     and land   Consumer   receivable
                             ------------     --------    -----------   ------------  ---------   --------   --------   ----------
                                                                         (Dollars in thousands)
Amount due:
Within one year                  $  1,898     $  1,796        $ 3,924     $   5,016    $  1,609    $ 1,048    $ 8,562     $ 23,853
                                 --------     --------    -----------   -----------   ---------   --------   --------   ----------
  After one year:
   More than one to three years     1,755        2,084          4,427             -         514          -      2,751       11,531

   More than three to five years    1,922        4,233            293             -         183          -      6,236       12,867

   More than five to 10 years       2,901       21,205         10,123             -       4,833          -      1,842       40,904

   More than 10 to 20 years        23,947       33,626         23,989           950      27,364          -      5,441      115,317

   Over 20 years                  393,547      107,599         32,479        15,070         718          -        972      550,385
                                 --------     --------    -----------   -----------   ---------   --------   --------   ----------
     Total due after one year     424,072      168,747         71,311        16,020      33,612          -     17,242      731,004
                                 --------     --------    -----------   -----------   ---------   --------   --------   ----------
     Total amount due             425,970      170,543         75,235        21,036      35,221      1,048     25,804      754,857

Loans in process                   (1,045)           -              -       (11,342)          -          -         (3)     (12,390)

Unearned discounts and net
 deferred loan origination fees      (904)        (795)          (189)         (264)       (303)        (2)       (14)      (2,471)

Allowance for losses on loans      (2,433)      (4,537)          (838)          (68)     (1,017)      (515)      (726)     (10,134)
                                 --------     --------    -----------   -----------   ---------   --------   --------   ----------
                                  421,588      165,211         74,208         9,362      33,901        531     25,061      729,862
                                 --------     --------    -----------   -----------   ---------   --------   --------   ----------
Loans held for sale                (4,843)           -              -             -           -          -          -       (4,843)
                                 --------     --------    -----------   -----------   ---------   --------   --------   ----------
                                 $416,745     $165,211        $74,208      $  9,362     $33,901    $   531    $25,061     $725,019
                                 ========     ========    ===========   ===========   =========   ========   ========   ==========

The following table sets forth at December 31, 1996, the dollar amount of all loans due after December 31, 1997, and whether such loans have fixed interest rates or adjustable interest rates.


                          LOANS BY INTEREST RATE TYPE


                                                 DUE AFTER DECEMBER 31, 1997
                                             -----------------------------------
                                               FIXED      ADJUSTABLE      TOTAL
                                             ----------   ----------    --------
                                                    (Dollars in thousands)
Mortgage loans:

     One- to four-family                      $29,855      $394,217     $424,072

     Multi-family                               6,498       162,249      168,747

     Commercial real estate                     2,698        68,613       71,311

     Spot construction                             --        16,020       16,020

     Developed lots                                --        33,612       33,612

     Consumer loans                            13,142         4,100       17,242
                                             --------     ---------    ---------
            Total loans                       $52,193      $678,811     $731,004
                                             ========     =========    =========

   The following table sets forth the Bank's loan originations, purchases, sales and principal repayments for the periods indicated:


                                 LOAN ACTIVITY

                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                      1996            1995              1994
                                   ----------      ----------        ----------
                                              (Dollars in thousands)
Beginning balance (gross)          $ 719,507         $796,235           $680,410

Loans originated: (1)

     One- to four-family (2)          37,697           33,648            124,570

     Multi-family (3)                  8,404            3,088              9,252

     Commercial real estate                -            7,010              1,144

     Spot construction                21,050           36,725             74,987

     Developed lots                      270           10,868             20,621

     Tract construction and land           -                -              5,130

     Consumer loans                   19,953           21,057              9,903
                                   ---------         --------           --------

          Total loans originated      87,375          112,396            245,607

Loans purchased                       70,698 (5)        1,585                400
                                   ---------         --------           --------
          Total                      158,073          113,981            246,007

Transfer of loans to REO (4)         (13,811)         (22,124)           (28,971)

Principal repayments                (108,635)         (91,890)           (82,571)

Sales of loans                          (278)         (76,695)           (18,640)
                                   ---------         --------           --------
Ending balance (gross)             $ 754,857         $719,507           $796,235
                                   =========         ========           ========

____________

(1)  Includes loans made to facilitate the sale of real estate.

(2)  Includes loans held for sale.

(3)  Excludes LOCs.

(4) Excludes allowance for losses on loans and unamortized deferred loan fees on loans transferred to REO.

(5)  Excludes premiums of $445,000.

          One- to Four-family Mortgage Lending. The Company offers both fixed rate mortgage loans and ARM loans with maturities of up to 40 years secured by one-to four-family residences, which are located in the Company's primary market area. Loan originations are primarily obtained through Company employed loan representatives who are compensated on a commission basis, and, to a lesser extent, from wholesale loan brokers. Loan originations that satisfy the Company's underwriting criteria are solicited from existing or past customers, members of the local community, realtors in the Company's market area, and wholesale loan brokers.

          The Company's policy is to originate one-to four-family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, or up to 95% of the lower of the appraised value or selling price if private mortgage insurance is obtained. Title and casualty insurance are required on all loans. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are a means of adjusting the rates on the Company's fixed rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

          Of the $426.0 million of one- to four-family residential mortgage loans outstanding at December 31, 1996, 7.45% were fixed rate loans and 92.55% were ARM loans. The interest rates for the majority of the Company's ARM loans are indexed to the monthly weighted average COFI. During 1995, the Company introduced loans tied to the one year CMT, a current rate index. The Company offers a number of ARM loan programs with interest rates which adjust monthly, quarterly, semi-annually or annually. At December 31, 1996, $63.5 million of the Company's one- to four-family ARM loans had payment schedules that permit "negative amortization," that is, a portion of the interest accrued on loans whose interest rates have adjusted upward due to an interest rate index increase are not payable currently (due to monthly payment caps) and are instead added to loan principal. Negative amortization involves a greater risk to the Company during periods of rising interest rates because the loan principal may increase above the amount originally advanced, thereby increasing the Company's risk of loss in the event of default. At December 31, 1996, the aggregate balances of such one- to four-family loans at that date exceeded the original amounts advanced by $316,000. The Company believes that the resulting risk of default is not material due to the underwriting criteria and relatively low loan-to-value ratios applied by the Company in originating such loans, and the stability to the borrower provided by the payment schedules.

          The Company also originates loans secured by second mortgages on single family residences. At December 31, 1996 the Company had $3.0 million of loans secured by second mortgages on single family residences on which the Company did not also have the first lien mortgage. These second mortgage loans are originated either as fixed rate loans with terms of up to 15 years or as ARM loans which adjust either monthly or semi-annually and have terms of up to 30 years. These loans are generally subject to an 80% combined loan-to-value limitation, including any other outstanding mortgage or lien on the property.

          At December 31, 1996, $10.7 million of the Company's one- to four-family residential mortgage loans were nonaccrual as compared to $8.8 million at December 31, 1995 and $7.3 million at December 31, 1994. One- to four-family REO at December 31, 1996 amounted to $3.2 million, compared to $5.4 million at December 31, 1995 and $4.5 million at December 31, 1994. See "--Asset Quality-- Nonperforming Assets".

          Multi-family Lending; LOCs. The Company formerly originated multi-family mortgage loans generally secured by apartment complexes located in Southern California. Of the $170.5 million of multi-family mortgage loans outstanding at December 31, 1996, 3.81% were fixed rate loans and 96.19% were ARM loans; $104.8 million, or 63.90%, of the ARM loans had payment schedules that permit negative amortization, although none of these loans currently have loan balances exceeding the original amounts advanced. Since 1993, the Company has substantially curtailed the origination of multi-family loans except in connection with the sale of problem assets. This action was taken as a result of adverse market conditions that had previously led to increases in the level of delinquencies, nonperforming and restructured loans in this portfolio. At December 31, 1996, $158.1 million, or 92.75%, of the multi-family mortgage loan portfolio had been originated prior to January 1, 1995, 123 loans with an outstanding balance of $78.6 million, and 142 loans with an outstanding balance of $79.5 million, had been originated in the periods from 1989 through 1994 and 1971 through 1988, respectively. Eighteen multi-family loans with an outstanding balance of $12.4 million were originated during 1995 and 1996, primarily as a result of the sale of REO.

          In reaching its decision on whether to make a multi-family loan, the Company considers the qualifications of the borrower as well as the underlying security, including the net operating income of the mortgaged premises before debt service and depreciation; the debt service coverage ratio (the ratio of such net operating income to required principal and interest payments); and the ratio of the loan amount to appraised value. Pursuant to the Company's underwriting policies, a multi-family mortgage loan may only be made in an amount up to 75% (85% in connection with the sale of a multi-family REO) of the lesser of the appraised value or sales price of the underlying property and with a debt service coverage ratio of 1.2x. Properties securing a loan are appraised by a licensed appraiser. Title and casualty insurance are required on all loans.

          When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower must also present evidence of the ability to repay the loan and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Company's largest credit exposure at December 31, 1996 relates to $16.2 million of loans which represent a portion of the underlying $25.3 million in County of San Bernardino bonds owned by the Company. The Company's largest multi-family loan at December 31, 1996, had an outstanding balance of $5.0 million and is secured by an apartment complex located in Loma Linda. The average outstanding multi-family loan balance at December 31, 1996, excluding LOCs, was $603,000. At December 31, 1996, the multi-family loan portfolio consisted of 283 loans with an aggregate outstanding balance of $170.5 million, or 22.59% of total loans. Of this amount, $764,000, or 0.45% of the multi-family loan portfolio, was nonaccrual, as compared to $6.1 million, or 3.28% of the multi-family loan portfolio, at December 31, 1995, and $4.0 million, or 1.87% of the multi-family loan portfolio, at December 31, 1994. Multi-family REO amounted to $422,000, $17.8 million and $23.0 million at December 31, 1996, 1995 and 1994, respectively. See "--Asset Quality-- Nonperforming Assets".

          Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one- to four-family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service coverage ratio. In addition, higher market interest rates could cause an increase in the Company's nonperforming multi-family loans to the extent that borrowers are unable to pay higher interest rates on adjustable rate loans. Many of the Company's multi-family loans currently have marginal debt service coverage ratios due to vacancies and the inability of landlords to increase rental rates in the current economic environment.

          From 1982 through 1993, a significant business activity for the Company involved the issuance of direct pay LOCs for the purpose of providing assurance to bondholders of the payment of principal and interest on tax-exempt bonds issued to finance the acquisition or development of multi-family housing. Under the terms of the related bond financing, up to 25% of the units in the multi-family project must typically be reserved for low and moderate income rental purposes, although in some cases a greater percentage is required to be reserved. In most of these transactions, the FHLB issues a stand by letter of credit securing the Company's LOC and the Company pledges unrelated loans and mortgage-backed securities ("MBS") in an amount sufficient to secure the Company's obligation to reimburse the FHLB in the event of any draw on the FHLB's letter of credit. Because of the direct pay nature of the Company's LOCs in these transactions, the Company must make all payments on the related bonds as such payments become due, including regular interest payments and payments of principal due at maturity or upon default, and then obtain reimbursement for such payments from the payments required to be made by the owners of the related multi-family housing projects on the mortgage loans underlying the bonds. In the event that the borrower fails to perform its reimbursement obligations, the Company may, among other things, foreclose on the project. Such foreclosure may generally be accomplished without causing a default on the related issue of bonds, with the result that the benefit of any favorable financing represented by the interest rate on the bonds may, in effect, be made available to a subsequent purchaser of the multi-family project from the Company after such foreclosure. The term "LOC" is used herein to refer to the letter of credit issued by the Company, the related mortgage or deed of trust taken by the Company as security for the reimbursement obligations of its LOC account party (i.e., the developer or owner of the project) and all related rights. The Company has discontinued issuing any new LOCs, except on the sale of existing LOC properties foreclosed on by the Company or the restructuring of existing loans.

          The Company typically received an origination fee of between 1% and 2% of the amount of its LOC when issued and receives a fixed annual fee of between 1.30% and 2.00% for each year in which the related bond is outstanding.

          The LOCs are not reflected on the Company's statement of financial condition unless the properties securing the LOCs are either foreclosed upon by the Company or treated as in-substance foreclosures. Upon foreclosure or in-substance foreclosure, the foreclosed property is included in the Company's recorded assets at its fair value and the related tax-exempt bond financing supported by the Company's LOC is concurrently included in the Company's recorded liabilities.

          The credit risks to the Company posed by an LOC include risks identical to those that would be involved if the Company had made a conventional multi-family loan in the amount of the LOC. LOCs may also involve certain prepayment risks not directly related to the economic viability or value of the related multi-family property. Failure of the project owner to comply with the low and moderate income set aside requirements could result in default and acceleration of the maturity of the related bond financing. In addition, most of the LOCs were issued in connection with variable rate bond financings in which individual bondholders may "put" their bonds back to the issuer on seven days' advance notice, in which event the bonds must either be remarketed to new holders within the seven-day notice period by the firm engaged for such purpose (which is not the Company) pursuant to the LOC arrangements or prepaid. If the project owner is not able to pay the amounts required in the event of either acceleration of the bonds on default or required prepayment if not successfully remarketed, the Company would be required to rely on its mortgage security to obtain reimbursement of the bond principal and interest amounts paid by it under its direct pay LOCs. A specialized firm is engaged with respect to each LOC project to monitor compliance with the low and moderate income set aside requirements of the related bond financing and the Company has not to date experienced any bond defaults resulting from such requirements, nor has it experienced any instance of required bond prepayments resulting from failure to successfully remarket a bond.

          The Company applies the same underwriting criteria to the LOCs as to multi-family loans. As with conventional multi-family loans, the performance of the LOCs has been adversely affected by the recessionary economic conditions in the Company's primary market area. However, because the LOCs carry significantly lower interest rates than conventional multi-family loans, the amount of net operating income required to service the LOCs is correspondingly less than for conventional multi-family loans. In accordance with generally accepted accounting principles and applicable regulatory requirements, the economic benefit of such financing as compared with normal financing costs (the "bond enhancement value") is taken into account, to the extent it will remain outstanding, in determining the fair value of the LOC arrangement at the time of foreclosure or in-substance foreclosure.

          At December 31, 1996, 21 LOCs in the aggregate amount of $106.0 million were outstanding. An allowance for losses on the Company's LOCs in the amount of $7.6 million was included in other liabilities at December 31, 1996. The Company's largest LOC at December 31, 1996, had an outstanding balance of $7.7 million and is secured by an apartment complex located in Corona, California. The average outstanding LOC balance at December 31, 1996 was $5.0 million. See "--Asset Quality--Nonperforming Assets." Since the inception of the LOC program in 1985, the Company has identified losses in the amount of $14.4 million, or 25.19% of the $52.7 million of LOCs that have been nonperforming in the past, or 9.41% of the aggregate original amount of LOCs.

          Commercial Real Estate Lending.   The Company has historically
originated commercial real estate loans that are generally secured by properties used for business purposes such as skilled nursing care facilities and small office buildings located in the Company's primary market area. Of the $75.2 million of commercial loans outstanding at December 31, 1996, 8.52% were fixed rate loans and 91.48% were ARM loans; $27.1 million, or 39.37%, of the ARM loans had payment schedules that permit negative amortization, although none of these loans currently have loan balances exceeding the original amounts advanced. Due to adverse market conditions, the Company has limited the origination of commercial real estate loans except in connection with the sale of problem assets or to existing credit-worthy customers. See "--General." The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to 75% (85% in connection with the sale of a commercial REO) of the lesser of the appraised value or the sales price of the property. These loans may be made with terms of up to 30 years and are indexed to the COFI or the one year CMT. The Company's underwriting standards and procedures for commercial real estate loans are similar to those applicable to its multi-family loans, under which the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2x. The largest commercial real estate loan in the Company's portfolio at December 31, 1996 had an outstanding balance of $5.6 million and is secured by a commercial office building located in Redlands, California. The average outstanding loan balance of commercial real estate loans at December 31, 1996 was $396,000. At December 31, 1996, the commercial real estate loan portfolio consisted of 190 loans with an aggregate outstanding balance of $75.2 million, or 9.97% of total loans. Of this amount, none were nonaccrual, compared to $223,000, or 0.30%, at December 31, 1995 and to $113,000, or 0.16%, at December 31, 1994. Commercial REO amounted to $461,000, $536,000 and $209,000 at December 31, 1996, 1995 and 1994, respectively. See "--
Asset Quality--Nonperforming Assets".

          Loans secured by commercial real estate, like multi-family loans, are generally larger and involve a greater degree of risk than one-to four-family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service coverage ratio.

          Spot Construction Loans. The Company originates spot construction loans to individuals who intend to occupy the home upon completion as their primary residence. The properties securing such loans are spread out geographically throughout the Company's market area, and thus avoid or reduce most of the risks associated with large tract construction loans. These loans typically have a construction term of twelve months and at the completion of the construction phase automatically convert to an adjustable rate permanent mortgage loan. When these loans are converted to permanent mortgage loans they are reclassified as one- to four-family residential mortgage loans. At December 31, 1996, $82.9 million of the $426.0 million of one- to four-family residential mortgage loans were spot construction loans that had converted to the permanent loan phase.

          The Company's policies provide that spot construction loans may be made in amounts up to 80% of the appraised (as built) value, with a minimum 20% cash investment in the property by the borrower . As part of the loan approval process, Company personnel with relevant construction experience review the borrower's proposed construction costs. The Company requires that any excess of its construction cost estimates over 80% of the appraised value be paid by the borrower in cash at the origination of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 1996, the Company had $21.0 million of spot construction loans, or 2.79% of the Company's total loan portfolio. At December 31, 1996 no spot construction loans were nonaccrual. At December 31, 1995, only one spot construction loan, with an outstanding balance of $418,000, was nonaccrual compared to none at December 31, 1994. One spot construction loan in the amount of $372,000 was included in REO at December 31, 1996 compared to none at December 31, 1995 and 1994. See "--Asset Quality--Nonperforming Assets".

        Developed Lot Loans. At December 31, 1996, the Company had $35.2 million of developed lot loans, comprising 4.66% of total loans. Developed lot loans are loans made to individual borrowers secured by developed building lots, typically intended for future construction of a home, rather than bulk loans to builders to finance the builders' lot inventories. Of the Company's developed lot loans, $1.0 million, or 2.86%, were nonaccrual at December 31, 1996, as compared to $1.0 million, or 2.18% of such loans, at December 31, 1995, and $2.3 million, or 4.30% of such loans, at December 31, 1994. Developed lots in the amount of $1.8 million, $1.8 million and $842,000 were classified REO at December 31, 1996, 1995 and 1994, respectively. See "--Asset Quality--Nonperforming Assets". The Company has discontinued this line of lending, except in connection with the disposition of problem assets.

          Tract Construction and Land Development Lending.   At December 31,
1996, the Company had loans of $1.0 million, or 0.14% of total loans , in the category of tract construction and land development loans (none of which were tract construction at such date) compared to $2.7 million, or 0.38% of total loans, at December 31, 1995, and $6.6 million, or 0.83% of total loans, at December 31, 1994. At December 31, 1996, $586,000, or 55.92%, of the Company's tract construction and land loans were nonaccrual, compared to $581,000, or 21.48%, at December 31, 1995 and none at December 31, 1994. Tract construction and land loans classified as REO amounted to $458,000, $463,000 and $4.4 million at December 31, 1996, 1995, and 1994, respectively. See "--Asset Quality-- Nonperforming Assets".

          Consumer Loans. The Company also offers loans in the form of home equity lines of credit and FHA Title I home improvement loans (both of which are secured by single-family residences), mobile home loans, new and used auto and recreational vehicle loans and secured and unsecured personal loans. FHA Title I home improvement loans are insured by the FHA up to 90% of the original loan balance, subject to certain per lender limitations based on the aggregate amounts of such loans made, and insured losses incurred, by the individual lending institution. The Company also currently offers credit cards that are underwritten and owned by the Company. The Company has engaged a specialized servicing firm to manage its credit card portfolio, including billing and collection of delinquent accounts. As of December 31, 1996, consumer loans totaled $25.8 million, or 3.42% of the Company's total loan portfolio. Except for equity lines of credit, consumer loans are offered primarily on a fixed rate basis, generally with maturities of ten years or less.. The underwriting standards employed by the Company for consumer loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with the borrower's existing obligations. In addition to the creditworthiness of the applicant, and the use of credit scoring, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Company's consumer loans tend to have a higher risk of default than one- to four-family mortgage loans. The level of delinquencies of 90 days or more in the Company's consumer loan portfolio was $200,000, or 0.78% of the consumer loan portfolio, at December 31, 1996, compared to $413,000 or 1.57% of the consumer loan portfolio at December 31, 1995 and $476,000 or 1.61% of the consumer loan portfolio at December 31, 1994. Consumer loan repossessed assets were $51,000 at December 31, 1996, $43,000 at December 31, 1995 and $62,000 at
December 31, 1994. See "--Asset Quality--Nonperforming Assets".

          Loan Approval Procedures and Authority. The Board of Directors of the Company authorizes and may limit the lending activities of the Company. Management of the Company has established a loan committee comprised of the Chief Executive Officer, the Chief Operating Officer, the Senior Vice President-Chief Lending Officer and two other loan officers. The Board of Directors has authorized the following persons to approve mortgage loans up to the amounts indicated: conforming mortgage loans up to the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") secondary market purchase limit, which currently is $214,600, may be approved by any member of the loan committee or designated staff members; nonconforming mortgage loans in amounts of $400,000 and below may be approved by any two members of the loan committee; and mortgage loans in excess of $400,000 and up to $2.0 million require the approval of three members of the loan committee, one of whom must be the Chief Lending Officer or the Chief Executive Officer. The approval of the loan committee of the Board of Directors or the full Board of Directors is required for mortgage loans in excess of $2.0 million and below $5.0 million. Any loan in excess of $5.0 million requires the approval of the full Board of Directors.

          Mortgage-backed Securities. The Company invests in MBS and utilizes such securities to complement its mortgage lending activities. At December 31, 1996, MBS totaled $43.5 million, or 4.93% of total assets. Included in this amount is a San Bernardino County tax exempt pass-through bond relating to multi-family residential properties with an original principal amount of $38.2 million. The Company originated the loans securing the bonds, and subsequently purchased all of the bonds. The remaining principal amount at December 31, 1996 was $25.3 million. The balance of MBS are categorized as available-for-sale investments, including $16.3 million of Government National Mortgage Association ("GNMA") certificates and $1.9 million of FHLMC certificates. The market value of all MBS totaled approximately $43.9 million at December 31, 1996 and the MBS portfolio had a weighted average yield of 7.77% at that date. The MBS portfolio at December 31, 1996 consisted of $41.6 million of fixed rate securities and $1.9 million of adjustable rate securities. Investments in MBS involve risks that actual prepayments may exceed the estimates used at the time of purchase, which may result in a loss of any premium paid for such instruments and thereby reduce the net yield on such securities. If interest rates increase, the market value of such securities may be adversely affected.

          The following table sets forth the composition of the Company's MBS portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                     MORTGAGE-BACKED SECURITIES PORTFOLIO

                                                               AT DECEMBER 31,
                                     ---------------------------------------------------------------------
                                             1996                   1995                    1994
                                     -------------------    -------------------     ----------------------
                                                 PERCENT                PERCENT                 PERCENT
                                                   OF                     OF                      OF
                                      AMOUNT      TOTAL      AMOUNT      TOTAL       AMOUNT      TOTAL
                                     --------   --------    --------    -------     --------    ----------
                                                            (Dollars in thousands)
Held to Maturity:

    GNMA certificates                       -          -           -          -      $ 1,296          1.62%

    FHLMC certificates                      -          -           -          -       32,778         40.99

    San Bernardino County bond        $25,327      58.16%    $25,615      49.15%      30,698         38.39
                                      -------      -----     -------     ------      -------         -----
                                       25,327      58.16      25,615      49.15       64,772         81.00
                                      -------      -----     -------     ------      -------         -----
Available for Sale:

    GNMA certificates                  16,356      37.56      21,098      40.48       11,589         14.49

    FHLMC certificates                  1,864       4.28       5,403      10.37            -             -

    FNMA certificates                       -          -           -          -        3,610          4.51
                                      -------      -----     -------     ------      -------         -----
                                       18,220      41.84      26,501      50.85       15,199         19.00
                                      -------      -----     -------     ------      -------         -----
                                      $43,547     100.00%    $52,116     100.00%     $79,971        100.00%
                                      =======     ======     =======     ======      =======        ======

        The following table sets forth certain information regarding purchases, sales and repayments relating to the Company's MBS portfolio for the years indicated.

              MORTGAGE-BACKED SECURITIES PURCHASES AND REPAYMENTS

                                        AT OR FOR THE YEAR ENDED DECEMBER 31,
                                     --------------------------------------------
                                        1996            1995              1994
                                     ----------      ----------        ----------
                                                (Dollars in thousands)
At beginning of period                 $ 52,116       $ 79,971           $109,982

   MBS purchased                          5,950         21,053                  -

   Principal repayments and sales       (14,519)       (48,908)           (30,011)
                                       --------       --------           --------
   At end of period                    $ 43,547       $ 52,116           $ 79,971
                                       ========       ========           ========

ASSET QUALITY

          Collection Procedures. The Company's collection procedures for mortgage loans with principal balances of less than $500,000 secured by property consisting of one-to four-family residential units include sending a 30-day notice of intent to foreclose to the borrower on the day after the expiration of the payment grace period, which is between 10 and 15 days after a payment due date depending on the type of property. If the notice of intent expires and the borrower has made no arrangements to bring the loan current, a notice of default is sent to the borrower. The notice of default allows the borrower to reinstate the loan during a 90-day period. If the borrower does not reinstate the loan, a foreclosure sale will generally be held 30 to 45 days after the expiration of the notice of default.

          Experienced asset managers employed by the Company handle collections for loans having balances of $500,000 or more or that are secured by income property or commercial real estate. The Company typically seeks to have a receiver appointed to collect rents and manage the property as soon as possible after a loan becomes delinquent if the borrower is not cooperative or in the best judgment of management future collection of any unpaid amounts is believed to be in jeopardy.

          The Company conducts an appraisal or other determinations of the value of foreclosed properties at the time the Company acquires title or when the properties are deemed to be in-substance foreclosures, and transfers the loan to REO at fair value. The Company generally conducts external inspections on foreclosed properties on at least a quarterly basis to determine if an adjustment to the carrying value is required.

Delinquent Loans. At December 31, 1996, 1995 and 1994, delinquencies in the Company's loan portfolio were as follows:

                               DELINQUENT LOANS

                                                                      At December 31,
                           --------------------------------------------------------------------------------------------------------
                                           1996                              1995                               1994
                           ----------------------------------- ---------------------------------  ---------------------------------
                              60-89 days      90 days or more     60-89 days     90 days or more     60-89 days     90 days or more
                           ----------------- ----------------- ---------------- ----------------  ---------------- ----------------
                                  Principal         Principal        Principal         Principal         Principal        PrincipaL
                           Number  balance   Number  balance   Number balance   Number  balance   Number  balance  Number  balance
                           ------ ---------  ------ ---------  ------ --------  ------ ---------  ------ --------- ------ ---------
                                                                      (Dollars in thousands)
One- to four-family             -      $  -      48   $10,739       5   $  722      49   $ 8,818      15    $1,626     58  $  7,255
Multi-family                    -         -       3       764       -        -       7     6,115       2       205     10     3,980
Commercial real estate          -         -       -         -       -        -       1       223       -         -      1       113
Spot construction               -         -       -         -       -        -       1       418       -         -      -         -
Developed lots                  -         -       9     1,009       4      242      14     1,036       -         -     16     2,278
Tract construction and land     -         -       2       586       2      182       2       581       -         -      -         -
Consumer loans                 39       114      37       200      40       74      94       413      39       122    138       476
                           ------ ---------  ------ ---------  ------ --------  ------ ---------  ------    ------ ------ ---------

     Total                     39      $114      99   $13,298      51  $ 1,220     168   $17,604      56    $1,953    223   $14,102
                           ====== =========  ====== =========  ====== ========  ====== =========  ======    ====== ====== =========

Delinquent loans to loans,
 net of specfic reserves               0.02%             1.76%            0.17%             2.46%             0.25%            1.78%



          Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and REO, and exclude restructured loans which were performing in accordance with their restructured terms. Loans are placed on nonaccrual status when they become contractually delinquent more than 90 days or are specifically identified by management as nonaccrual. Loans over $500,000 are placed on nonaccrual status when they become contractually delinquent more than 60 days. Management also places certain loans on nonaccrual status whenever available information indicates that the borrower will not be repaying the loan in accordance with its terms. Uncollected interest on nonaccrual loans is excluded from interest income and accrued interest receivable and subsequently recognized in the period when loan principal and interest is paid current. Primarily as a result of recessionary economic conditions in the Company's Southern California market area, which have had an adverse impact upon the Company's multi-family, developed lot, tract construction and land development loan portfolios, the Company experienced significant increases in the level of nonperforming assets in the period from 1992 through 1995. During 1996 economic conditions in the Company's market area stabilized. As part of management's strategy developed in response to these prevailing economic conditions, the Company reduced the level of its nonperforming assets by working with borrowers to restore nonaccrual loans to performing status where possible, by foreclosing upon security property where workouts were determined to be impracticable and by selling existing REO. Through these efforts, the Company substantially reduced the amounts of its nonperforming assets and the Company continues to aggressively pursue reduction in the level of its nonperforming assets. However, the level of such nonperforming assets will continue to be affected by regional economic and real estate market conditions beyond the Company's control. To the extent that economic and real estate market conditions deteriorate, the Company could experience increases in the levels of its nonperforming assets.

          The interest income that would have been received on the Company's nonaccrual loans for the years ended December 31, 1996, 1995 and 1994, if such loans had been performing in accordance with their terms, was $1.0 million, $1.4 million and $1.1 million, respectively. The interest income that was actually recorded for these loans for such periods was $702,000, $955,000 and $624,000, respectively.

          The Company's ratios of nonaccrual loans to total loans and net nonperforming assets to total assets and LOCs was 1.76% and 2.02%, respectively, at December 31, 1996, as compared to 2.45% and 4.53%, respectively, at December 31, 1995 and 1.77% and 4.46%, respectively, at December 31, 1994.

  The following table sets forth information regarding nonperforming assets. The table excludes restructured loans that are performing in accordance with their restructured terms.

                             NONPERFORMING ASSETS

                                                        AT DECEMBER 31,
                                  ----------------------------------------------------------------
                                    1996         1995          1994           1993          1992
                                  --------     --------      --------       --------      --------
                                                    (Dollars in thousands)

NONACCRUAL LOANS:

     One- to four-family          $10,739      $ 8,818       $ 7,255        $10,282       $ 2,784

     Multi-family                     764        6,115         3,980          9,857         9,809

     Commercial real estate             -          233           113          1,070         2,241

     Spot construction                  -          418             -              -             -

     Developed lots                 1,009        1,036         2,278          1,220           423

     Tract construction and land      586          581             -            200         3,232

     Consumer                         200          413           476            120           118
                                  -------      -------       -------        -------       -------
       Total nonaccural loans     $13,298      $17,604       $14,102        $22,749       $18,607
                                  -------      -------       -------        -------       -------
REO(1):

     One- to four-family          $ 3,169      $ 5,393       $ 4,487        $ 1,212       $   887

     Multi-family                     422       17,807        22,981          2,050        10,048

     Commercial real estate           461          536           209            799             -

     Spot construction                372            -             -              -             -

     Developed lots                 1,757        1,836           842            259             -

     Tract construction and land      458          463         4,447          5,574         3,536

     Consumer                          51           43            62             53             -
                                  -------      -------       -------        -------       -------
          Total real estate(2)      6,690       26,078        33,028          9,947        14,471
                                  -------      -------       -------        -------       -------
Total nonperforming assets        $19,988      $43,682       $47,130        $32,696       $33,078
                                  =======      =======       =======        =======       =======

Nonaccrual loans to total loans      1.76%        2.45%         1.77%          3.34%         2.74%

Nonperforming assets to
 total assets and LOCs               2.02         4.53          4.46           3.17          3.18

____________________________
(1) Does not include GVAs of $890, $1,518, $1,987, $518 and $0 as of December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

(2)  Includes properties securing LOCs acquired through foreclosure.


          Restructured Loans. Restructured loans, net of specific valuation allowances, that are performing in accordance with their restructured terms are not included in nonperforming assets. At December 31, 1996, there were $12.0 million in restructured loans. The amount of interest income recognized on restructured loans for the years ended December 31, 1996, 1995 and 1994 was $819,000, $802,000 and $1.2 million respectively. The amount of interest income that would have been recorded for such loans had they been performing in accordance with their original terms for such periods was $1.1 million, $931,000 and $1.3 million, respectively. The following table sets forth information regarding restructured loans.


                   RESTRUCTURED LOANS

                                                DECEMBER 31,
                                        ----------------------------
                                          1996      1995      1994
                                        -------    ------    -------
                                           (Dollars in thousands)

One- to four-family                     $ 1,159         -          -

Multi-family                             10,842    $6,400    $18,531

Commercial                                    -         -      1,819

Developed lots                                -         -        117

Tract construction and land                   -       488          -
                                        -------    ------    -------
          Total loans restructured      $12,001    $6,888    $20,467
                                        =======    ======    =======


         Classified Assets. Federal regulations and the Company's asset classification policy provide for the classification of loans and other assets that are considered to be inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the insured institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "Doubtful" have all of the weaknesses inherent in those classified Substandard with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "Loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss allowance is not warranted. Assets which do not currently expose the insured institution to sufficient risk to warrant classification in one of the aforementioned categories but nevertheless possess weaknesses are required to be designated "Special
Mention" by management. All nonperforming assets are included in classified assets.

          When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a GVA for loan losses in an amount deemed prudent by management. GVAs represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the difference between the book value and fair value of the asset so classified or to charge off such amount. The Company uses Doubtful as a temporary classification until sufficient information becomes available to enable the Company to classify an asset as Substandard or Loss. A management Internal Asset Review Committee meets monthly and the Asset Classification Committee of the Board of Directors meets quarterly to review problem loans and classified assets. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can require a different classification and order the establishment of additional general or specific loss allowances.

          At December 31, 1996, the Company had 143 loans totaling $20.4 million classified as Substandard, as compared to $25.0 million at December 31, 1995 and $48.0 million at December 31, 1994. The largest loan or LOC classified as Substandard at December 31, 1996 was an LOC in the amount of $4.4 million, which is secured by a 142 unit apartment complex located in Barstow, California. The largest REO was a single family residence located in Rancho

Mirage, California in the amount of $512,000. At December 31, 1996, the Company also had 107 loans and 4 LOCs, designated as Special Mention, totaling $49.1 million as compared to $45.4 million so categorized at December 31, 1995 and $46.6 million so categorized at December 31, 1994. The largest loan or LOC designated as Special Mention was an LOC with a balance of $7.1 million at December 31, 1996, and secured by a 280 unit apartment complex located in Fontana, California. The majority of the loans or LOCs designated as Special Mention are current but are so identified because of past delinquencies or restructuring and are being monitored for the possibility of future upgrading. None of the real estate held for sale was classified Substandard or Loss at December 31, 1996. At December 31, 1995, $280,000 was classified as Substandard and $172,000 as Loss, as compared to $6.8 million classified as Substandard and none classified as Loss at December 31, 1994. No real estate held for sale was designated as Special Mention at December 31, 1996, 1995 or 1994.

The following table sets forth certain information regarding the Company's aggregate reported value of assets and LOCs classified as Substandard, Doubtful or Loss at December 31, 1996, 1995 and 1994. No loans were classified as Doubtful at December 31, 1995.


                              ----------------------------------------------------------------------------------------------------
                                                                    CLASSIFIED ASSETS
                              ----------------------------------------------------------------------------------------------------
                                          At December 31, 1996               At December 31, 1995      At December 31, 1994
                              ---------------------------------------------- ---------------------  ------------------------------
                                Substandard      Doubtful          Loss        Substandard   Loss   Substandard  Doubtful  Loss
                              --------------  --------------  -------------- -------------  ------- -----------  -------- --------
                              Number  Amount  Number  Amount  Number  Amount     Amount     Amonunt   Amount      Amount  Amount
                              ------ -------  ------  ------  ------  ------ -------------  ------- -----------  -------- --------
Loans:                                                            (Dollars in thousands)

   One- to four-family            42 $11,934       -       -       -       -        $ 6,790       -    $  9,242     $  44  $  293

   Multi-family                    9   5,619       1    $153       3  $  359         14,566 $ 3,607      32,933       730   3,064

   Commercial real estate          2     653       -       -       -       -            879     118       2,640         -     120

   Spot construction               -       -       -       -       -       -            418       -           -         -       -

   Developed lots                  9   1,220       -       -       -       -          1,114       -       2,741       118     162

   Tract construction and land     2     591       -       -       2     463          1,058   1,069           -         -       -

   Consumer                       79     358       -       -       -       -            218       -         430         -       -
                              ------ -------  ------  ------  ------  ------ -------------- ------- -----------  -------- -------
        Total                    143  20,375       1     153       5     822         25,043   4,794      47,986       892   3,639

REO
   One- to four-family            25   3,169       -       -       4     133          5,393     203       4,487         -     125

   Multi-family                    3     422       -       -       -       -         17,807   4,922      22,981         -     331

   Commercial real estate          3     461       -       -       1      34            536      96         209         -      -

   Developed lots                 25   1,757       -       -       9     190          1,836     269         842         -      43

   Tract construction and land     3     830       -       -       1     139            463     593       4,447         -     126

   Consumer                        7      51       -       -       -       -             43       -          62         -       -
                              ------ -------  ------  ------  ------  ------ -------------- ------- -----------  -------- -------
         Total                    66   6,690       -       -      15     496         26,078   6,083      33,028         -     625

Real estate held for sale          -       -       -       -       -       -            280     172       6,777         -       -

LOCs                               1   4,375       -       -       -       -          7,524   1,751      21,133         -       -
                              ------ -------  ------  ------  ------  ------ -------------- ------- -----------  -------- -------
        Total                    210 $31,440       1    $153      20  $1,318        $58,925 $12,800    $108,924      $892  $4,264
                              ------ -------  ------  ------  ------  ------ -------------- ------- -----------  -------- -------

          Allowances for Losses on Loans and LOCs. The Company determines its total allowances for losses on loans and LOCs by evaluating all non-homogeneous loans and LOCs individually and establishing specific allowances as appropriate. A GVA for losses on loans and LOCs is also established based on management's evaluation of the risks inherent in the portfolios and other economic factors. Such evaluation, which includes a review of all loans and LOCs on which full collectibility may not be reasonably assured, considers among other matters, debt service coverage ratios, vacancy rates, the estimated value of the underlying collateral, economic conditions, historical loan loss experience, asset scoring and classification, a loss migration analysis, assessment of credit risk inherent in the portfolio and other factors that management believes to warrant recognition in providing for an adequate loan loss allowance. In response to a previous general decline in the economic conditions of its primary market area and the resultant increases in the Company's levels of nonperforming and classified assets, management increased its allowances to account for its evaluation of the potential effects of such factors. The allowances at December 31, 1996 reflect management's evaluation of the risks inherent in the Company's loan and LOC portfolios in consideration of the regional economy, the real estate values the regulatory environment and the levels of nonperforming assets. At December 31, 1996, the Company's ratio of GVAs for losses on loans, real estate and LOCs to nonperforming assets and LOCs was 89.18%. The allowance for losses on loans and LOCs was $17.8 million, or 2.06% of total loans and LOCs, and the total allowances for losses on loans, LOCs and real estate was $19.4 million, or 1.96% of the total assets and LOCs, at that date. The Company will continue to monitor and modify its allowances for losses on loans as conditions dictate. Although the Company maintains its allowances at a level which it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts.

          Allowance for Losses on REO and Real Estate Held for Sale. REO is initially recorded at fair value, including estimated sale costs, at the date of foreclosure. If the collateral for the loan has been in-substance foreclosed, the loan is reported as if the real estate had been received in satisfaction of the loan. Further declines in the value of the investment in real estate held for sale or investment or REO are recorded as a provision for loss and an increase in the allowance for losses on real estate. Real estate held for sale or investment is recorded at the lower of cost or fair value. At December 31, 1996, the Company's allowance for losses on real estate was $1.6 million, or 18.61% of the Company's real estate acquired or held for sale.

          The following table sets forth the Company's allowances for losses on loans, LOCs and real estate at the dates and for the periods indicated.

                       ANALYSIS OF ALLOWANCE FOR LOSSES

                                                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                                        -----------------------------------------------------------
                                                         1996         1995         1994          1993        1992
                                                        -----------------------------------------------------------
                                                                             (Dollars in thousands)
ALLOWANCE FOR LOSSES ON LOANS:

Balance at beginning of period                          $14,745     $ 18,874      $15,373      $ 7,673      $ 4,459

Provision charged to income                               2,838        7,938       12,651       12,990        6,106

Charge-offs:

        One- to four-family                              (1,645)      (2,311)        (913)        (376)         (68)

        Multi-family                                     (3,920)      (8,779)      (5,480)      (2,526)      (2,110)

        Commercial real estate                              (18)        (203)          (4)        (157)           -

        Spot construction                                   (46)           -            -            -            -

        Developed lots                                     (279)        (600)        (322)           -            -

        Tract construction and land                      (1,074)           -       (2,051)      (1,933)        (327)

        Consumer loans                                     (907)        (684)        (408)        (413)        (411)
                                                        -------     --------      -------      -------      -------
           Total charge-offs                             (7,889)     (12,577)      (9,178)      (5,405)      (2,916)

Recoveries                                                  440          510           28          115           24
                                                        -------     --------      -------      -------      -------
Balance at end of period                                 10,134       14,745       18,874       15,373        7,673
                                                        -------     --------      -------      -------      -------


ALLOWANCE FOR LOSSES ON LOCS:

Balance at beginning of period                            7,447        6,908        2,599        2,142          276

Provision charged to income                               2,402        2,536        9,895          694        1,866

Charge-offs                                              (2,225)      (1,997)      (5,586)        (237)           -
                                                        -------     --------      -------      -------      -------
Balance at end of period                                  7,624        7,447        6,908        2,599        2,142
                                                        -------     --------      -------      -------      -------
Total allowance for losses on loans and LOCs            $17,758     $ 22,192      $25,782      $17,972      $ 9,815
                                                        =======     ========      =======      =======      =======

ALLOWANCE FOR LOSSES ON REAL ESTATE:

Balance at beginning of period                          $ 9,496     $  4,378      $ 2,113      $ 2,149      $ 1,548

Provision charged to income                                   -        8,336        4,653        1,968        1,128

Charge-offs                                              (7,856)      (3,218)      (2,388)      (2,004)        (527)
                                                        -------     --------      -------      -------      -------
Balance at end of period                                $ 1,640     $  9,496      $ 4,378      $ 2,113      $ 2,149
                                                        =======     ========      =======      =======      =======

TOTAL ALLOWANCE FOR LOSSES ON LOANS, LOCS
 LOANS AND REAL ESTATE:

       Specific                                         $ 1,572     $ 14,523      $ 6,031      $ 6,711      $ 3,524

       GVA                                               17,826       17,165       24,129       13,374        8,440
                                                        -------     --------      -------      -------      -------
                                                        $19,398     $ 31,688      $30,160      $20,085      $11,964
                                                        =======     ========      =======      =======      =======
ASSET QUALITY RATIOS:

Charge-offs to average loans and LOCs                      1.29%        1.76%        1.90%        0.75%        0.40%

Allowance for losses on loans to total loans               1.34         2.05         2.37         2.26         1.13

Allowance for losses on LOCs to total LOCs                 7.19         8.02         7.17         2.25         1.98

Allowance for losses on real estate to total real
estate                                                    18.61        26.56         9.59         8.76         7.05

Allowance for losses on loans, LOCs and real
 estate to total assets and LOCs                           1.96         3.28         2.85         1.95         1.15

GVAs for losses on loans, LOCs and real
 estate to total nonperforming assets                     89.18        39.30        51.20        40.90        25.52


The following table sets forth the Company's allowance for losses on loans to total loans in each of the categories listed at the dates indicated.


                                                              ALLOCATION OF ALLOWANCE FOR LOSSES ON LOANS
                             -------------------------------------------------------------------------------------------------------
                                                                        AT DECEMBER 31,
                             -------------------------------------------------------------------------------------------------------
                                   1996                  1995                1994                  1993                 1992
                             -------------------  --------------------  ------------------  --------------------  ------------------
                                      PERCENT OF            PERCENT OF          PERCENT OF            PERCENT OF          PERCENT OF
                                       ALLOWANCE             ALLOWANCE           ALLOWANCE             ALLOWANCE           ALLOWANCE
                                       TO TOTAL              TO TOTAL            TO TOTAL              TO TOTAL            TO TOTAL
                                       LOANS BY              LOANS BY            LOANS BY              LOANS BY             LOANS BY
                              AMOUNT   CATEGORY     AMOUNT   CATEGORY   AMOUNT   CATEGORY   AMOUNT     CATEGORY    AMOUNT   CATEGORY
                             --------  ---------  ---------  --------  --------  --------  --------   ----------  -------- ---------
                                                               (Dollars in thousands)
Allocated:
 One- to four-family         $  2,433      0.57%    $ 1,615     0.48%   $ 1,910     0.55%   $   700      0.25%    $   367     0.14%
 Multi-family                   4,537      2.66       9,320     5.00     14,308     6.72     10,591      4.80       3,596     1.50
 Commercial real estate           838      1.11         878     1.18        598     0.84      1,528      2.10       1,165     1.89
 Spot construction                 68      0.32         255     0.54        186     0.25         61      0.21          43     0.17
 Developed lots                 1,017      2.89         828     1.74        771     1.46        188      0.43         123     0.32
 Tract construction and land      515     49.14       1,234    45.62        558     8.46      1,837     18.96       1,914     6.52
 Consumer                         726      2.81         615     2.34        543     1.84        468      1.69         465     1.73
                             --------               -------             -------             -------               -------
                             $ 10,134               $14,745             $18,874             $15,373               $ 7,673
                             ========               =======             =======             =======               =======

INVESTMENT ACTIVITIES

          Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly. Additionally, the Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. See "Regulation--Liquidity." Historically, the Bank has maintained liquid assets above the minimum OTS requirements and at a level believed to be adequate to meet its normal daily activities.

          The investment policy of the Company, established by the Board of Directors of the Company and implemented by the Asset/Liability Management Committee, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Investments are made with the intent to hold them to maturity. The Company's policies generally limit investments to U.S. government and agency securities, certificates of deposit, commercial paper and investment grade corporate debt securities. The Company's policies provide that all investment purchases be ratified by the Asset/Liability Management Committee. At December 31, 1996, the Company had investment securities in the aggregate amount of $34.7 million with a fair value of $34.4 million classified as held-to-maturity. The held-to-maturity investment portfolio is accounted for on an amortized cost basis.

          The following table sets forth certain information regarding the carrying and market values of the Company's cash equivalents and investment securities at the dates indicated. All investment securities were held to maturity.

         CARRYING AND MARKET VALUES OF CASH AND INVESTMENT SECURITIES

                                                                             AT DECEMBER 31,
                                          -----------------------------------------------------------------------------------
                                                    1996                           1995                         1994
                                          --------------------           ----------------------          --------------------
                                          CARRYING        FAIR           CARRYING          FAIR          CARRYING        FAIR
                                            VALUE        VALUE             VALUE          VALUE            VALUE        VALUE
                                          --------     -------          ---------       -------          --------     -------
                                                                         (Dollars in thousands)
CASH & CASH EQUIVALENTS:

Cash on hand and in banks                 $16,581      $16,581          $18,035         $18,035          $18,149      $18,149

Federal funds sold                         17,165       17,165           12,950          12,950            4,925        4,925
                                          -------      -------          -------         -------          -------      -------
     Total                                 33,746       33,746          $30,985          30,985          $23,074      $23,074
                                          =======      =======          =======         =======          =======      =======

INVESTMENT SECURITIES:

U. S. government securities (maturities
 more than 3 months)                      $   499      $   500          $ 3,467         $ 3,500          $   499      $   500

Floating agency notes                      13,514       13,204           16,527          15,886           16,540       14,933

Step up notes                               8,184        8,210            4,000           3,998           11,997       11,519

Callable notes                             12,498       12,455            9,000           9,035                -            -

FNMA Stock                                      -            -                -               -               25          219

Certificates of deposit (maturities more
 than 3 months)                                 -            -            4,000           4,000                -            -

Corporate and term notes                        -            -            4,661           4,638            9,838        9,467
                                          -------      -------          -------         -------          -------      -------
     Total                                $34,695      $34,369          $41,655         $41,057          $38,899      $36,638
                                          =======      =======          =======         =======          =======      =======

Floating agency notes are issued by one or more government sponsored enterprises ("GSEs"), including the FHLB System, FHLMC and FNMA, and have interest rates that adjust quarterly based on the CMT. Certain notes have call provisions at the option of the issuer whereby the issuer may redeem the notes at the repricing date. Certain notes have interest rate floors.

          Step up notes are issued by one or more GSEs, including the FHLB System and the Student Loan Marketing Association ("SLMA"), and have interest rates that adjust based on a semi-annual or annual predetermined interest rate "step up" schedule. The notes are callable prior to the contractual maturity date of the note at the option of the issuer.

          Callable notes are issued by one or more GSEs, including the FHLB System, FNMA, SLMA and the Federal Farm Credit Bank, and are callable prior to the contractual maturity date of the note at the option of the issuer. Callable notes are issued at a premium compared to non-callable instruments with similar maturities.

          The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities as of December 31, 1996.


              CARRYING VALUE AND YIELDS FOR INVESTMENT SECURITIES

                          LESS THAN ONE YEAR       ONE TO FIVE YEARS       OVER FIVE YEARS             TOTAL
                         ---------------------    --------------------   -------------------    ---------------------
                                      WEIGHTED                WEIGHTED              WEIGHTED                 WEIGHTED
                         CARRYING     AVERAGE     CARRYING    AVERAGE    CARRYING   AVERAGE     CARRYING     AVERAGE
                          VALUE        YIELD       VALUE       YIELD      VALUE      YIELD       VALUE        YIELD
                         --------     --------    --------    --------   --------   --------    --------     --------
                                                            (Dollars in thousands)
U.S. government
   securities              $499         5.05%            -         -            -         -      $   499        5.05%

Floating agency notes         -            -       $13,514      4.67%           -         -       13,514        4.67

Step up notes                 -            -         5,989      6.21       $2,195      6.68%       8,184        6.33

Callable notes                -            -        12,498      6.45            -         -       12,498        6.45

                           ----                    -------                 ------                -------
       Total               $499                    $32,001                 $2,195                $34,695
                           ====                    =======                 ======                =======


SOURCES OF FUNDS

          General.   Deposits, loan repayments and prepayments, proceeds from
sales of loans, cash flows generated from operations and, to a lesser extent, FHLB advances are the primary sources of the Company's funds used for lending, investing and other general purposes.

          Deposits.   The Company offers a variety of deposit accounts with a
range of interest rates and terms. The Company's deposits consist of passbook savings, checking accounts and certificates of deposit. The flow of deposits is influenced significantly by general economic conditions, changes in money market rates, prevailing interest rates and competition. The Company's deposits are obtained predominantly from the areas in which its banking offices are located. The Company relies primarily on customer service and long-standing relationships with customers to attract and retain these deposits; however, market interest rates and rates offered by competing financial institutions significantly affect the Company's ability to attract and retain deposits. Certificate accounts in excess of $100,000 are not actively solicited by the Company nor does the Company use brokers to obtain deposits. Further, the Company generally has not solicited deposit accounts by increasing the rates of interest paid as quickly as some of its competitors, nor has it emphasized offering high dollar amount deposit accounts with higher yields to replace deposit account withdrawals. Management continually monitors the Company's certificate accounts and, based on historical experience, management believes it will retain a large portion of such accounts upon maturity.

            The following table presents the deposit activity of the Company for the periods indicated.

                        DEPOSIT ACTIVITY


                                         FOR THE YEAR ENDED DECEMBER
                                  -----------------------------------------
                                      1996           1995           1994
                                  -----------    -----------     ----------
                                           (Dollars in thousands)

Deposits                           $1,745,754     $1,874,670     $2,015,417

Withdrawals                         1,777,176      1,934,999      2,069,636
                                  -----------    -----------     ----------
Net deposits (withdrawals)            (31,422)       (60,329)       (54,219)

Purchase of deposits                   17,485              -              -

Interest credited on deposits          28,212         31,523         24,419
                                  -----------    -----------     ----------
Total increase (decrease)
  in deposits                      $   14,275     $  (28,806)    $  (29,800)
                                  ===========    ===========     ==========

        At December 31, 1996, the Company had $70.0 million in deposit accounts in the amount of more than $100,000 with maturities as follows:


                      MORE THAN $100,000 DEPOSIT ACCOUNTS


MATURITY PERIOD                                AMOUNT
---------------------                  ----------------------
                                       (Dollars in thousands)

Savings, money market and interest-            $29,671
 bearing checking, Negotiable
 Order of  Withdrawal ("NOW")

Over three through six months                    1,122

Over six through twelve months                     729

Over twelve months                              38,517
                                               -------
     Total                                     $70,039
                                               =======

          The following table sets forth the distribution by average balance of the Company's deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits.

                        DEPOSIT ACCOUNT AVERAGE BALANCE

                         ----------------------------------   --------------------------------   --------------------------------
                                         1996                               1995                               1994
                         ----------------------------------   --------------------------------   --------------------------------
                                       PERCENT     WEIGHTED                PERCENT    WEIGHTED                PERCENT    WEIGHTED
                                         OF        AVERAGE                   OF       AVERAGE                   OF       AVERAGE
                         AVERAGE        TOTAL      NOMINAL     AVERAGE      TOTAL     NOMINAL     AVERAGE      TOTAL     NOMINAL
                         BALANCE       DEPOSIT      RATE       BALANCE     DEPOSIT     RATE       BALANCE     DEPOSIT     RATE
                         --------      -------     --------   --------     -------    --------   --------     -------    --------
                                                                 (Dollars in thousands)
Savings deposits         $167,029       21.88%      3.00%     $151,531      18.78%     2.64%     $176,534       21.50%     2.25%

Money market               10,073        1.32       2.44        11,979       1.49      2.55        15,997        1.95      2.31

Interest bearing
 checking (NOW)            83,404       10.92       1.06        86,199      10.68      1.16        97,397       11.86      1.02

Non-interest
 bearing accounts          17,054        2.23          -        15,102       1.87         -        14,857        1.81         -
                         --------      ------                 --------     ------                --------      ------
   Total                  277,560       36.35       2.00       264,811      32.82      2.00       304,785       37.12      1.75
                         --------      ------                 --------     ------                --------      ------


CERTIFICATES OF DEPOSIT:

Less than 3 months          1,317        0.17       2.81         2,630       0.33      2.84         6,626        0.81      2.47

3 to 5 months              11,209        1.47       5.80         2,328       0.29      3.49         5,429        0.66      2.76

6 to 11 months            146,142       19.14       4.91       184,005      22.80      5.12       145,219       17.68      3.33

12 to 23 months           191,321       25.06       5.32       166,305      20.60      5.69       144,397       17.58      4.00

24  to 47  months          76,544       10.03       5.73        93,288      11.56      5.18       112,704       13.72      4.76

48 to 71 months            33,925        4.44       5.50        65,769       8.15      6.24        67,302        8.20      6.35

72 months or more          25,385        3.32       6.10        27,293       3.38      6.13        33,384        4.07      6.29

Jumbo certificates            183        0.02       7.12           482       0.06      3.32         1,322        0.16      2.86
                         --------      ------                 --------     ------                --------      ------
Total certificates        486,026       63.65       5.32       542,100      67.18      5.47       516,383       62.88      4.40
                         --------      ------                 --------     ------                --------      ------
Total average            $763,586      100.00%      4.19%     $806,911     100.00%     4.33%     $821,168      100.00%     3.42%
                         ========      ======       ====      ========     ======      ====      ========      ======      ====


     The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1996.

                                  CERTIFICATE ACCOUNTS


                                     PERIOD TO MATURITY FROM DECEMBER 31, 1996                 AT DECEMBER 31,
                                ------------------------------------------------         --------------------------
                                 WITHIN         1 TO 3
                                 1 YEAR          YEARS     THEREAFTER      TOTAL           1995             1994
                                ---------       -------    ----------      -----         ---------        ---------
                                                            (Dollars in thousands)
 Certificate Amounts:

     3.99% or less               $  1,782       $   145     $    10        $  1,937      $  4,225         $147,228

     4.00% to 4.99%               121,560         5,111         465         127,136       131,602          141,365

     5.00% to 5.99%               248,619        79,998       8,477         337,094       226,707          145,498

     6.00% to 6.99%                27,014        10,249       1,761          39,024       139,232           75,018

     7.00% to 7.99%                 2,098            98         259           2,455         3,924           22,532

     8.00% and over                    35           594         115             744           606            1,901
                                 --------       -------     -------       ---------     ---------        ---------
                                 $401,108       $96,195     $11,087        $508,390      $506,296         $533,542
                                 ========       =======     =======       =========     =========        =========

                    March 20, 1997 Revison #4 DRAFT   DRAFT


          Borrowings.   The Company  has utilized borrowings in the past and may
do so in the future as an alternative or less costly source of funds. The Company's primary source of borrowings are FHLB advances. These advances are collateralized by FHLB capital stock held by the Company and certain of the Company's mortgage loans. See "Regulation -- Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with its advance policies. At December 31, 1996 the Company's FHLB of San Francisco total line of credit was approximately $218.1 million, $117.7 million of which was used as collateral for LOCs and public funds, and an unused line of credit of $100.4 million. At December 31, 1996, the Company had no outstanding advances from the FHLB and had other borrowings of $4.4 million. The other borrowings consist of a note payable related to certain Loma Linda Housing Revenue Bonds in the amount of $3.7 million and notes payable related to other revenue bonds in the amount of $708,000. The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                BORROWED FUNDS

                                                       AT OR FOR THE YEAR ENDED
                                                            DECEMBER 31,
                                                  ---------------------------------
                                                     1996        1995        1994
                                                  ----------  ---------   --------
                                                      (Dollars in thousands)
FHLB ADVANCES:

Average balance outstanding                        $  7,746     $32,260   $20,562

Maximum amount outstanding at any month-end
     during the period                               10,000      60,000    60,000

Balance outstanding at end of period                      -      10,000    60,000

Weighted average interest rate during the period       6.60%       7.22%     6.30%

Weighted average interest rate at end of period           -        7.27      6.20

OTHER BORROWINGS:

Average balance outstanding                         $11,282     $21,992    $7,689

Maximum amount outstanding at any month-end
     during the period                               21,133      23,740    20,085

Balance outstanding at end of period                  4,418      21,133    20,085

Weighted average interest rate during the period       4.80%       4.91%     6.88%

Weighted average interest rate at end of period        6.76        5.01      6.13


                    March 20, 1997 Revison #4 DRAFT   DRAFT

SUBSIDIARY ACTIVITIES

          The Company has three wholly-owned second-tier subsidiary corporations: REDFED, Inc. ("RFI"); RedFed Escrow, Inc. ("REI") and Redlands Financial Services, Inc. ("RFSI"). RFI is currently engaged, on an agency basis, in the sale of insurance and the purchase and sale of securities, primarily for the Company's customers and other members of the communities served by the Company. REI formerly engaged in providing escrow services, primarily to the Company's customers and other members of the communities served by the Company, and ceased operations in November 1995. RFSI was formerly engaged in real estate development activities, has no development currently in process and is selling its remaining real estate.


COMPETITION

          The Company faces significant competition both in making loans and in attracting deposits. The Company's competitors are the financial institutions operating in its primary market area, many of which are significantly larger and have greater financial resources than the Company. The Company's competition for loans comes principally from commercial banks, other savings institutions, mortgage banking companies, insurance companies and credit unions. The Company competes for loans on the basis of mortgage interest rates, rate adjustment provisions, origination fees and quality of service to borrowers, home builders and real estate agents. Its most direct competition for deposits has historically come from other savings institutions and commercial banks. The Company competes for deposits by striving to provide a higher quality of service to its customers through its community-oriented branches and customer service focus. In addition, the Company faces increasing competition for deposits from non-bank institutions such as brokerage firms and insurance companies in such areas as short-term money market funds, corporate and government securities funds, mutual funds and annuities. Competition may also increase as a result of the lifting of restrictions on the interstate operations of financial institutions.


PERSONNEL

          As of December 31, 1996, the Company and its subsidiaries had 279 full time equivalent employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

REGULATION

          General. The Company is registered with the OTS as a savings and loan holding company and is subject to regulation and examination as such by the OTS. The Bank is a federally chartered savings bank, is a member of the FHLB System and its deposits are insured through the SAIF managed by the FDIC. The Bank is subject to examination and regulation by the OTS with respect to most of its business activities, including, among other things, capital standards, general investment authority, deposit taking and borrowing authority, mergers, establishment of branch offices, and permitted subsidiary investments and activities. The OTS's operations, including examination activities, are funded by assessments levied on its regulated institutions.

          The Bank is further subject to the regulations of the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") concerning reserves required to be maintained against deposits, transactions with affiliates, Truth in Lending and other consumer protection requirements and certain other matters. Financial institutions, including the Bank, are also subject, under certain circumstances, to potential liability under various statutes and regulations applicable to property owners generally, including statutes and regulations relating to the environmental condition of real property and liability for the remediation of certain adverse environmental conditions thereof.

                    March 20, 1997 Revison #4 DRAFT   DRAFT

   The descriptions of the statutes and regulations applicable to the Company and its subsidiaries and the effects thereof set forth below and elsewhere herein do not purport to be a complete description of such statutes and regulations and their effects on the Company, the Bank and the Company's other subsidiaries and also do not purport to identify every statute and regulation that may apply to the Company, the Bank and the Company's other subsidiaries.

   The OTS has primary enforcement authority over savings institutions and their holding companies that includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist orders and to initiate injunctive actions and removal and prohibition orders against officers, directors and certain other "institution affiliated parties." In general, enforcement actions may be initiated for violations of specific laws and regulations and for unsafe or unsound conditions or practices.

   The FDIC has authority to recommend that the OTS take any authorized enforcement action with respect to any federally insured savings institution. If the OTS does not take the recommended action or provide an acceptable plan for addressing the FDIC's concerns within 60 days after receipt of a recommendation from the FDIC, the FDIC may take such action if the FDIC Board of Directors determines that the institution is in an unsafe or unsound condition or that failure to take such action will result in the continuation of unsafe or unsound practices in conducting the business of the institution. The FDIC may also take action prior to the expiration of the 60-day time period in exigent circumstances after giving notice to the OTS.

   The FDIC may also terminate the deposit insurance of any insured depository if the FDIC determines, after a hearing, that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation or order or any condition imposed in writing by the FDIC. In addition, FDIC regulations provide that any insured institution that falls below a 2% minimum leverage ratio will be subject to FDIC deposit insurance termination proceedings unless it has submitted, and is in compliance with, a capital plan with its primary federal regulator and the FDIC. The FDIC may also suspend deposit insurance temporarily during the hearing process if the institution has no tangible capital.


Deposit Insurance. The FDIC administers two separate deposit insurance funds. The SAIF is the insurance fund responsible for insuring the deposits of savings institutions, the deposits of which were formerly insured by the Federal Savings and Loan Insurance Corporation ("FSLIC"). The Bank Insurance Fund (the "BIF") is the insurance fund responsible for insuring the deposits of commercial banks and certain other institutions. The Bank is a member of the SAIF.

   The FDIC has the authority to set the respective deposit insurance premiums of the SAIF and of the BIF at levels it determines to be appropriate to maintain the SAIF or BIF reserves or to fund the administration of the FDIC. In addition, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") authorizes emergency special assessments applicable to BIF and SAIF members. The OTS Director is also authorized to impose assessments on savings institutions to fund certain of the costs of administration of the OTS.

   Since January 1, 1993, FDIC deposit insurance premiums have been assessed pursuant to a "risk-based" system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant to the institution's financial condition and the risk posed to the insurance funds. Each of the nine resulting risk category subgroups of institutions is assigned a deposit insurance premium assessment rate which currently ranges from 0.00% to 0.27%, as compared with the uniform 0.23% rate that had previously been in effect. The Bank's current assessment rate is 0.24%.

   On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "DIF Act") was enacted which, among other things, recapitalized the SAIF through a one-time special assessment for SAIF members, such as the Bank, estimated to be $0.675 per $100 of SAIF-deposits as of March 31, 1995. Beginning January 1, 1997, the same

                    March 20, 1997 Revison #4 DRAFT   DRAFT

risk-based assessment schedule applies to both SAIF members and BIF members -- $0.00 to $0.27 per $100 of deposits. The DIF Act also provided for full pro rata sharing by all federally-insured institutions by January 1, 2000 of the obligation, now borne entirely by SAIF-insured institutions, to pay the interest on the bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. Beginning on January 1, 1997 through January 1, 2000 (or January 1, 1999 if the bank and savings association charters are then merged), FICO premiums for BIF and SAIF insured deposits are $0.013 and $0.064 per $100 of deposits, respectively. The DIF Act provides for the merger of the BIF and the SAIF on January 1, 1999 into a newly created Deposit Insurance Fund, provided that the bank and savings association charters are combined by that date. If the charters have been merged and the Deposit Insurance Fund created, pro rata FICO premium sharing will begin on January 1, 1999. At March 31, 1995, the Bank had $825.1 million in deposits and on September 30, 1996 the Bank accrued a special assessment of $5.4 million paid November 30, 1996.

          The recapitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for most SAIF-insured institutions, including the Bank. Based on the Bank's deposits at December 31, 1996, the expected new premium level, inclusive of the premiums on the FICO bonds, would result in an estimated annual pre-tax savings of $470,000 beginning July 1, 1997.

Capital Requirements. The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") and the capital regulations of the OTS promulgated thereunder (the "Capital Regulations") require savings institutions to meet three capital requirements: a "leverage limit" (also referred to as the "core capital requirement"), a "tangible capital requirement" and a "risk-based capital requirement." In addition to the general standards, the OTS may establish, on a case-by-case basis, individual minimum capital requirements for a savings institution which vary from the requirements that would otherwise apply under the Capital Regulations.

          A savings institution that fails to meet one or more of the applicable capital requirements is subject to various regulatory limitations and sanctions, including a prohibition on growth and the issuance of a capital directive by the OTS Director requiring one or more of the following: an increase in capital; a reduction of rates paid on savings accounts; cessation of or limitations on operational expenditures; an increase in liquidity; and such other actions as may be deemed necessary or appropriate by the OTS Director. In addition, a conservator or receiver may be appointed under appropriate circumstances.

          The core capital requirement currently requires a savings institution to maintain "core capital" of not less than 3% of adjusted total assets. "Core capital" includes common stockholders' equity (including retained earnings), certain noncumulative perpetual preferred stock and any related surplus and minority interests in the equity accounts of fully consolidated subsidiaries. The amount of an institution's core capital is, in general, calculated in accordance with generally accepted accounting principles ("GAAP"), with certain exceptions. Among other exceptions, adjustments to an institution's GAAP equity accounts that are required pursuant to Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities," to reflect changes in the market value of certain securities held by the institution that are categorized "available-for-sale" are not included in the calculation of core capital for regulatory capital purposes. Intangible assets must be deducted from core capital, with certain exceptions and limitations, including purchased and originated mortgage servicing rights and certain other intangibles, which may be included on a limited basis. "Originated mortgage servicing rights" consist of the servicing rights with respect to loans that are originated and then sold by the institution or that are categorized by it as held for sale.

          A savings institution is required to maintain "tangible capital" in an amount not less than 1.5% of adjusted total assets. "Tangible capital" is defined for this purpose to mean core capital less any intangible assets, plus purchased and originated mortgage servicing rights, subject to certain limitations.

          The risk-based capital requirements, among other things, provide that the capital ratio applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to

                    March 20, 1997 Revison #4 DRAFT   DRAFT

8.00% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At December 31, 1996, $8.3 million of the Bank's general valuation allowance was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

          The OTS, the FDIC and other federal banking agencies recently amended their risk-based capital regulations to provide that an institution must hold capital in excess of regulatory minimums to the extent that examiners find either (i) significant exposure to concentration of credit risk such as risks from higher interest rates, prepayments, significant off-balance sheet items (especially standby letters of credit) or credit, or risks arising from nontraditional activities, (ii) that the institution is not adequately managing these risks or (iii) significant exposure to market risk. For this purpose, however, the agencies have stated that, in view of the statutory requirements relating to permitted lending and investment activities of savings institutions, the general concentration by such institutions, the general concentration by such institutions in real estate lending activities would not, by itself, be deemed to constitute an exposure to concentration of credit risk that would require greater capital levels.

          The OTS has adopted an amendment to its Capital Regulations that, upon implementation, will require each OTS-regulated institution to maintain additional risk-based capital equal to half of the amount by which the decline in its "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. In computing its compliance with the risk based capital standards, that dollar amount is subtracted from an association's total capital. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected future cash outflows on its liabilities, plus the net expected cash inflows from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. The OTS has deferred implementation of the interest rate risk amendment. Had it been in effect at December 31, 1996, this provision would not have resulted in any required adjustment to the Bank's regulatory capital at that date.

          The following table summarizes the Bank's actual capital and required capital under prompt corrective action provisions of Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") as of December 31, 1996:

                          REGULATORY CAPITAL (FDICIA)


                                                                                    CAPITAL
                                                                              -------------------
                                             ACTUAL     REQUIRED     EXCESS    ACTUAL    REQUIRED
                                             CAPITAL    CAPITAL      AMOUNT   PERCENT    PERCENT
                                             -------    --------    -------   -------    --------
                                                           (Dollars in thousands)

Total capital (to risk-weighted assets)      $75,632    $52,512     $23,120    11.52%      8.00%

Core (Tier 1) capital (to total assets)       67,387     34,857      32,530     7.73       4.00

Tier 1 leverage (to average assets)           67,387     34,421      33,166     7.83       4.00

Tier 1 capital (to risk-weighted assets)      67,387     34,421      33,166    10.27       4.00

Tangible capital (to total assets)            67,387     34,857      32,530     7.73       4.00


                    March 20, 1997 Revison #4 DRAFT   DRAFT


   The table below presents the Bank's capital ratios as compared to regulatory requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") at December 31, 1996:


                          REGULATORY CAPITAL (FIRREA)


                                                                 CAPITAL (1)
                                                            --------------------
                         ACTUAL     REQUIRED    EXCESS      ACTUAL      REQUIRED
                         CAPITAL     CAPITAL    AMOUNT      PERCENT     PERCENT
                         -------    --------    ------      -------     --------
                                      (Dollars in thousands)

Tangible                 $67,387     $13,071    $54,316       7.73%      1.50%

Core                      67,387      26,142     41,245       7.73       3.00

Risk-based:               75,632      52,512     23,120      11.52       8.00



                (1) Although the OTS capital regulations require savings institutions to meet a 1.5% tangible capital ratio and a 3% leverage (core capital ratios, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the Capital, Assets, Management, Earnings, and Liquidity ("CAMEL") financial institution rating system) and together with the risk-based capital standard itself, a 4% Tier 1 risk-capital standard.



   The Federal Deposit Insurance Act contains prompt corrective action ("PCA") provisions pursuant to which banks and savings institutions are to be classified into one of five categories based primarily upon capital adequacy, ranging from "well capitalized" to "critically undercapitalized" and which require, subject to certain exceptions, the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes "undercapitalized" and to take additional actions if the institution becomes "significantly undercapitalized" or "critically undercapitalized." The PCA provisions expand the powers and duties of the OTS and the FDIC and expressly authorize, or in many cases direct, regulatory intervention at an earlier stage than was previously the case.

   The OTS regulations implementing the PCA provisions define the five capital categories as follows: (i) an institution is "well capitalized" if it has a total risk-based capital ratio of 10.00% or greater, has a Tier 1 risk-based capital ratio (Tier 1 capital to total risk-weighted assets) of 6.00% or greater, has a core capital ratio of 5.00% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level or any capital measure; (ii) an institution is "adequately capitalized" if it has a total risk-based capital ratio of 8.00% or greater, has a Tier 1 risk-based capital ratio of 4.00% or greater and has a core capital ratio of 4.00% or greater (3.00% for certain highly rated institutions); (iii) an institution is "undercapitalized" if it has a total risk-based capital ratio of less than 8.00% or has either a Tier 1 risk-based or a core capital ratio that is less than 4.00%; (iv) an institution is "significantly undercapitalized" if it has a total risk-based capital ratio that is less than 6.00%, or has either a Tier 1 risk-based or core capital ratio that is less than 3.00%; and (v) an institution is "critically undercapitalized" if its "tangible equity" (defined in the PCA regulations to mean core capital plus cumulative perpetual preferred stock) is equal to or less than 2.00% of its total assets. The OTS also has authority, after an opportunity for a hearing, to downgrade an institution from "well capitalized" to "adequately capitalized," or to subject an "adequately capitalized" or "undercapitalized" institution to the supervisory actions applicable to the next lower category, for supervisory concerns. At December 31, 1996, the Bank was a well-capitalized institution.

   Under the PCA provisions, an institution that is deemed to be undercapitalized is subject to mandatory restrictions on capital distributions (including cash dividends) and management fees, increased supervisory monitoring by the OTS, growth restrictions, restrictions on certain expansion proposals and capital restoration plan submission requirements. If an institution is deemed to be significantly undercapitalized, all of the foregoing mandatory restrictions apply, as well as a restriction on compensation paid to senior executive officers. Furthermore, the OTS

                    March 20, 1997 Revision #4 DRAFT


must take one or more of the following actions: (i) require the institution to sell shares (including voting shares) or obligations; (ii) require the institution to be acquired or merge (if one or more grounds for the appointment of a conservator or receiver exist); (iii) implement various restrictions on transactions with affiliates; (iv) restrict interest rates on deposits; (v) impose further asset growth restrictions or require asset reductions; (vi) require the institution or a subsidiary to alter, reduce or terminate activities considered risky; (vii) order a new election of directors; (viii) dismiss directors and/or officers who have held office for more than 180 days before the institution became undercapitalized; (ix) require the hiring of qualified executives; (x) prohibit correspondent bank deposits; (xi) require the institution to divest or liquidate a subsidiary in danger of insolvency or a controlling company to divest any affiliate that poses a significant risk, or is likely to cause a significant dissipation of assets or earnings; (xii) require a controlling company to divest the institution if it improves the institution's financial prospects; or (xiii) require any other action the OTS determines fulfills the purposes of the PCA provisions. In addition, subject to a limited exception, the OTS is required to appoint a receiver or conservator for an institution that is critically undercapitalized.

   Loans to One Borrower. Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The Office of the Comptroller of the Currency has recently amended its loan to one borrower limitation (following similar amendment of the corresponding regulation for national banks), to, among other things, define the term "unimpaired capital and unimpaired surplus" by reference to an institution's regulatory capital, and also to include in the basic 15% of capital lending limit that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital. At December 31, 1996, the maximum amount which the Bank could lend to any one borrower (including related persons and entities) under the current loans to one borrower limit was $12.8 million. At December 31, 1996, the largest aggregate amount of loans which the Bank had outstanding to any one borrower was $16.2 million, which loan was made prior to the adoption of the Bank's current loan to one borrower policy. The loans were made prior to the 1989 amendment to the Home Owners' Loan Act ("HOLA") that reduced the loans to the borrower limitation for savings institutions, and were within the Company's loan to one borrower limitation when made and hence was grandfathered under applicable OTS interpretations.

   Federal Home Loan Bank System. The FHLB system provides a central credit facility for member institutions. As a member of the FHLB system, the Bank is required to own capital stock in its regional FHLB, the FHLB of San Francisco, in an amount at least equal to the greater of 1% of the aggregate principal amount of its unpaid residential mortgage loans, home purchase contracts and similar obligations at the end of each calendar year, or 5% of its outstanding FHLB advances.

   Each FHLB is required to transfer a certain amount of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the government entity established to raise funds to resolve troubled savings institution cases, to fund the principal and a portion of the interest on the REFCORP bonds and certain other obligations. In addition, each FHLB must transfer a percentage of its annual net earnings to a federal affordable housing program. That amount increased from 5% of the annual net earnings of the FHLB in 1990 to at least 10% of its annual net earnings in 1995 and subsequent years. As a result of these requirements, which began in 1989, the earnings of the FHLB of San Francisco were reduced and the Bank received reduced dividends on its FHLB of San Francisco stock as compared with prior periods. The Bank recorded dividend income on its FHLB of San Francisco stock in the amounts of $384,000, $419,000 and $312,000 for the years ended December 31, 1996, 1995 and 1994, respectively. If dividends are further reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent legislation on the FHLB would not cause a decrease in the value of the FHLB stock held by the Bank.

   Liquidity. Federal regulations currently require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to at least 5% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4% to 10% of

                    March 20, 1997 Revison #4 DRAFT   DRAFT


such accounts and borrowings depending upon economic conditions and the deposit flows of savings institutions. Federal regulations also require each savings institution to maintain, for each calendar month, an average daily balance of short-term liquid assets (generally those having maturities of 12 months or less) equal to at least 1% of the average daily balance of its net withdrawable accounts plus short-term borrowings during the preceding calendar month. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. For the calculation period including December 31, 1996, the total liquidity and total short-term liquidity ratios of the Bank were 7.43% and 3.62%, respectively, which exceeded the total requirements.

   Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess, as part of its examination of a savings institution, the performance of the institution in meeting the credit needs of its communities and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OTS will assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its just completed CRA exam.

   Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which requires such an institution to maintain on an averaging basis at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including: (i) limitations on new investments and activities; (ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payment of dividends. At December 31, 1996, the Bank was in compliance with its QTL test requirements.

   Savings and Loan Holding Company Regulation. As a savings and loan holding company, the Company is subject to certain restrictions with respect to its activities and investments. Among other things, the Company is generally prohibited, either directly or indirectly, from acquiring more than 5% of the voting shares of any savings association or savings and loan holding company which is not a subsidiary of the Company. Prior OTS approval is required for the Company to acquire an additional savings association as a subsidiary.

   Similarly, OTS approval must be obtained prior to any person acquiring control of the Company or the Bank. Control is conclusively presumed to exist if, among other things, a person acquires more than 25% of any class of voting stock of the institution or holding company or controls in any manner the election of a majority of the directors of the insured institution or the holding company.

   The Company is considered an "affiliate" of the Bank for regulatory purposes. Savings institutions are subject to the rules relating to transactions with affiliates and loans to insiders generally applicable to commercial banks that are members of the Federal Reserve System and certain additional limitations.
In addition, savings institutions are generally prohibited from extending credit to an affiliate, other than the institution's subsidiaries, unless the affiliate is engaged only in activities which the Federal Reserve Board has determined to be permissible for bank holding companies and which the OTS has not disapproved.

        A savings and loan holding company that controls only one savings institution is exempt, if the institution meets its QTL test, from restrictions on the conduct of unrelated business activities that are applicable to other savings and loan holding companies and that are similar to the restrictions on the conduct of unrelated business activities that are applicable to bank holding companies under the Bank Holding Company Act.

   Service Corporations. Federal regulations permit federal savings institutions to invest in the capital stock,

                    March 20, 1997 Revison #4 DRAFT   DRAFT


obligations or other securities of certain types of subsidiaries (referred to as "service corporations") that engage in certain prescribed activities and to make loans to these corporations (and to projects in which they participate) in an aggregate amount not to exceed 3% of the institution's assets, as long as any investment over 2% serves primarily community development or inner-city purposes. Additionally, federal regulations permit an institution having regulatory capital in an amount at least equal to the minimum requirements set forth in the applicable OTS regulations to make additional loans to such subsidiaries in an aggregate amount which, generally, may not exceed 100% of the regulatory capital in the case of subsidiaries of which the institution owns or controls not more than 10% of the capital stock of certain limited partnership joint ventures and 50% of regulatory capital in the case of certain other subsidiaries or joint ventures. Federal savings institutions are also permitted to invest in and maintain so-called "operating subsidiaries" (generally, subsidiaries that are engaged solely in activities the parent institution could conduct directly and meeting certain other criteria) free of such investment limitations.

   Restrictions on Dividends and Other Capital Distributions. Savings institution subsidiaries of holding companies generally are required to provide advance notice to their OTS Regional Director of any proposed declaration of a dividend on the institution's stock. Any dividend declared within the notice period, or without giving the prescribed notice, is invalid.

   Limitations are imposed under OTS regulations on "capital distributions" by savings institutions, including cash dividends, payments to repurchase or otherwise acquire an institution's shares, payments to stockholders of another institution in a cash-out merger and other distributions charged against capital. The regulations establish a tiered system of regulation with the greatest flexibility being afforded to well-capitalized institutions.

   An institution that meets its fully phased-in capital requirements is permitted to make capital distributions, without prior OTS approval, during a calendar year of up to the greater of (i) 100% of its net income during the calendar year, plus the amount that would reduce by not more than one-half its "surplus capital ratio" at the beginning of the calendar year (the amount by which the institution's actual capital exceeded its fully phased-in capital requirement at that date) and (ii) 75% of its net income over the most recent four-quarter period. An institution that meets its current minimum capital requirements but not its fully phased-in capital requirements may make capital distributions, without prior OTS approval, of up to 75% of its net income over the most recent four-quarter period, as reduced by the amounts of any capital distributions previously made during such period. An institution that does not meet its minimum regulatory capital requirements prior to, or on a pro forma basis after giving effect to, a proposed capital distribution, or that the OTS has notified as needing more than normal supervision, is not authorized to make any capital distributions unless it receives prior written approval from the OTS or the distributions are in accordance with the express terms of an approved capital plan.

   The OTS has proposed an amendment to its capital distribution regulation to conform to its PCA regulations by replacing the current "tiered" approach summarized above with one that would allow institutions to make capital distributions that would not result in the institution falling below the PCA "adequately capitalized" capital category. Under this proposal, an institution would be able to make a capital distribution (i) without notice or application, if the institution is not held by a savings and loan holding company and received a composite CAMEL rating of 1 or 2, (ii) by providing notice to the OTS if, after the capital distribution, the institution would remain at lease "adequately capitalized," or (iii) by submitting an application to the OTS.

   The OTS retains the authority to prohibit any capital distribution otherwise authorized under its regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulations also apply to direct and indirect distributions to affiliates, including those occurring in connection with corporation reorganizations.

   Lending Standards. The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies (the "Guidelines"). The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Guidelines and must address relevant lending procedures, such as loan to value

                    March 20, 1997 Revison #4 DRAFT   DRAFT


limitations, loan administrations procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Guidelines state that such ratio limits established by individual institutions' boards of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans equal to or exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

TAXATION

   General. The Company and the Bank report their income on a calendar year basis using the accrual method of accounting and are subject to federal income taxation in the same manner as other corporations with some exceptions, including particularly the Bank's reserve for bad debts discussed below. The Company and its subsidiaries file federal income tax returns on a consolidated basis. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to the Bank or the Company.

   Tax Bad Debt Reserves. Pursuant to H.R. 3448, the Small Business Job Protection Act of 1996 (the "Act"), Congress repealed the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Bank changed its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless. Although the Legislation requires that qualifying thrifts recapture (i.e., include in taxable income) over a six-year period a portion of their existing bad debt reserves equal to their "applicable excess reserves," the Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $12.3 million (as of December 31, 1995) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to shareholders that would result in recapture of any portion of its bad debt reserves. These reserves would also be subject to recapture if the bank fails to qualify as a "bank" for federal income tax purposes.

   Formerly, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions, which additions could, within specified formula limits, be deducted in arriving at taxable income. The Bank's deduction with respect to "qualifying loans" (generally loans secured by certain interests in real property), could be computed using a percentage based on the Bank's actual loss experience (the "experience method"), or a percentage equal to eight percent of the Bank's taxable income before such deduction (the "percentage of taxable income method"). Each year the Bank selected the more favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

   NOLs. At December 31, 1996, the Company had net operating losses aggregating approximately $33.8 million for federal income tax purposes and approximately $17.9 million for California franchise tax purposes available to offset taxable income in future tax years. The federal NOLs would expire, if unutilized, in taxable years 2009 and 2011, and the California NOLs would expire in 1999 and 2001. In addition, section 382 of the Code provides in general that if a corporation undergoes an "ownership change," the amount of taxable income that the corporation may offset after the date of such change with NOLs and certain "built-in" losses existing at the date of such ownership change will be subject to an annual limitation that is calculated as the product of the fair market value of the corporation's equity on the date of the change and a long-term tax-exempt bond rate of return that is published monthly by the IRS. In general, an "ownership change" is deemed to occur with respect to a corporation if holders of 5% or more of the capital stock of the corporation increase their aggregate percentage ownership of the corporation's

                    March 20, 1997 Revison #4 DRAFT   DRAFT


stock by more than 50 percentage points over the lowest percentage of such stock owned by such holders in the aggregate at any time during a prescribed three-year "testing period". For purposes of this test, an issuance of new shares of stock is, to the extent provided in regulations, considered to create a new 5% shareholder even if no person acquiring the stock in fact owns as much as 5% of the issuer's stock. While the regulations of the IRS relating to the making of such determinations are complex, the Company believes that the offering of Common Stock made in August, 1996 did not cause an ownership change with respect to the Company for purposes of section 382, but may increase the possibility that future acquisitions of shares by 5% or greater holders, or future issuances of shares by the Company, could result in such an ownership change.

   State and Local Taxation. As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to the California franchise tax at the rate applicable to "financial corporations." The tax rate appliciable to the Company's 1995 and 1996 taxable years was 11.3% (9.3% plus 2%). For income years beginning on or after January 1, 1997, the tax rate on general corporations has been reduced to 8.84% and accordingly the Company's tax rate will be reduced to 10.84%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year average loss experience method.

          California does not permit net operating loss carrybacks to prior tax years, but does permit such losses to be carried forward to future tax years. The carryforward period is generally five years and generally only 50% of net operating losses may be deducted. Additionally, California tax law follows the federal tax law which, in the event of an "ownership change" of the Company, would apply an annual limitation to the use of net operating loss carryovers and "built-in" losses.

CURRENT ACCOUNTING PRONOUNCEMENTS

   In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 (SFAS No.125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes all financial and servicing assets it no longer controls and liabilities that have been extinguished. The financial-component approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and should be applied prospectively. Management believes the adoption of SFAS No. 125 on January 1, 1997 will not have a material impact on the Company's operations.

ITEM 2.  PROPERTIES.

         The Company owns its principal office building in Redlands, California, along with 13 other branch offices. The Company leases the land on two of these branches, one through 2007 and the other through 2013. The Company leases two loan origination offices. The Company believes that the Company's current branch network is adequate to meet the present and immediately foreseeable needs of the Company.

                    March 20, 1997 Revison #4 DRAFT   DRAFT


ITEM 3.  LEGAL PROCEEDINGS.

   The Company is a named defendant in two wrongful termination lawsuits. One of the lawsuits was filed on March 25, 1996 in the San Bernardino County Superior Court by a former officer whose position was eliminated in a May, 1995 reduction in force. The plaintiff in that lawsuit alleges that the plaintiff had an oral employment agreement with the Company which was breached by the plaintiff's termination, and that such termination was a result of age discrimination. The plaintiff seeks an unspecified amount of damages. The Company has denied any liability, and has engaged outside counsel to defend against the action.

   The second wrongful termination lawsuit was filed on August 14, 1996 in the San Bernardino County Superior Court by a former senior officer who elected to take early retirement in August of 1995. By motion of the Company, the lawsuit was removed to the United States District Court for the Central District of California. The plaintiff alleges that the plaintiff was constructively discharged in violation of an alleged oral agreement and as the result of age discrimination. The lawsuit seeks compensatory and punitive damages in an aggregate of $3.2 million. The Company has denied any liability, and has engaged outside counsel to defend against the action.

   The Company is also named defendant in a lawsuit filed on January 9, 1996 in the San Bernardino County Superior Court by a bonding company which alleges that the Company is bound to reimburse it for certain sums paid by the bonding company to complete a construction project formerly financed by the Company. The lawsuit seeks an unspecified amount of damages. The Company has denied any liability, and has engaged outside counsel to defend against the action.

   The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. All legal proceedings in the aggregate are believed by management to be immaterial to the Company.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                    March 20, 1997 Revison #4 DRAFT   DRAFT


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

   The Company's common stock is traded on the Nasdaq National Market under the symbol REDF. At February 28, 1997, the Company had approximately 670 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 7,393,936 outstanding shares of common stock. The following table sets forth for the quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the Nasdaq National Market.


                --------------------------------------------------
                                     1996
                --------------------------------------------------
                4TH QUARTER  3RD QUARTER  2ND QUARTER  1ST QUARTER
                -----------  -----------  -----------  -----------
        High        13 1/2     12 1/8          10         10

        Low         11 1/2      8 3/8           8 3/8      8 7/8

                --------------------------------------------------
                                     1995
                --------------------------------------------------
                4TH QUARTER  3RD QUARTER  2ND QUARTER  1ST QUARTER
                -----------  -----------  -----------  -----------
        High        10 5/8     10             10 3/8      9 1/2

        Low          9 1/2      7 3/4          7 7/8      7 3/4




   The Company's ability to pay dividends is limited by certain restrictions generally imposed on Delaware corporations. In general, dividends may be paid only out of a Delaware corporation's surplus, as defined in the Delaware General Corporation Law, or net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. "Surplus" is defined for this purpose as the amount by which a corporation's net assets (total assets minus total liabilities) exceed the amount designated by the Board of Directors of the corporation in accordance with Delaware law as the corporation's capital. The Company may pay dividends out of funds legally available therefor at such times as the Board of Directors determines that dividend payments are appropriate, after considering the Company's net income, capital requirements, financial condition, alternate investment options, prevailing economic conditions, industry practices and other factors deemed to be relevant at the time. The Company has not paid dividends in the past and does not presently intend to pay dividends.

   The Company's principal source of income in 1996 was interest from investments. Dividends from the Bank are a potential source of income for the Company. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. See "Regulation." Currently, 30 days' prior notice to the OTS is required before any capital distribution is made. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions such as the Bank that meet their fully phased-in capital requirements, the safe harbor

                    March 20, 1997 Revison #4 DRAFT   DRAFT


amount is the greater of (i) 75% of net income for the prior four quarters, or
(ii) the sum of (1) net income to date during the calendar year and (2) the amount that would reduce by one-half the Bank's surplus capital ratio at the beginning of the current year.

   The Bank's ability to pay dividends to the Company is also subject to restriction arising from the existence of the liquidation account established upon the conversion of the Bank from mutual to stock form in April, 1994. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account. See "Business-Regulation -Limitation on Capital Distributions and Holding Company Regulation."

   Additionally, as of December 31, 1996, the Company's accumulated tax reserves for losses on qualifying real property loans exceeded the reserve that could have been accumulated under the experience method and, as a result, any distribution by the Bank to the Company that exceeds the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes would be treated as a distribution of the excess bad debt reserve and would be subject to recapture taxes of up to 51%. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve.


ITEM 6.  SELECTED FINANCIAL DATA
                                                               AT OR FOR THE YEAR ENDED DECEMBER 31,
                                     ----------------------------------------------------------------------------------
                                       1996              1995                1994                1993            1992
                                     --------          --------            --------            --------        --------
                                                        (Dollars in thousands, except per share amounts)
CONSOLIDATED FINANCIAL
CONDITION DATA:

Total assets                         $882,504          $871,814            $960,853            $916,846        $932,232

Loans receivable, net  (1)            729,862           682,984             733,132             645,670         647,889

MBS                                    43,547            52,116              79,971             109,982         100,771

Investment securities                  34,695            41,655              38,899              55,101          42,004

Real estate (2)                         7,172            26,258              41,269              22,011          28,349

Deposits                              790,803           776,528             805,334             835,134         828,054

Borrowed funds (3)                      4,418            31,133              80,085               8,845          26,845

Stockholders' equity,
 substantially restricted              72,118            48,078              55,508              53,361          56,239

CONSOLIDATED OPERATING DATA:

Interest income                      $ 61,499          $ 64,224            $ 56,515            $ 59,436        $ 69,257

Interest expense                       33,038            38,366              29,869              30,869          37,154
                                     --------          --------            --------            --------        --------
Net interest income                    28,461            25,858              26,646              28,567          32,103

Provision for losses on loans           2,838             7,938              12,651              12,990           6,106
                                     --------          --------            --------            --------        --------
  Net interest income after
   provision for losses on loans       25,623            17,920              13,995              15,577          25,997
                                     --------          --------            --------            ---------       --------

Non-interest income

     Fee income                         5,822             4,620               4,509               4,338           4,254

     Other non-interest income          1,145             6,578(4)            1,766               2,546           1,812
                                     --------          --------            --------            --------        --------
        Total non-interest income       6,967            11,198               6,275               6,884           6,066
                                     --------          --------            --------            --------        --------

Non-interest expense

     Compensation and benefits         11,438            12,063              14,200              12,494          12,285

     Occupancy and equipment            7,038             6,831               7,816               6,973           6,943

     Other G&A                         10,751(5)          5,391               5,179               5,991           4,703
                                     --------          --------            --------            --------        --------
     Total G&A                         29,227            24,285              27,195              25,458          23,931

     Real estate operations, net        1,311            10,258               8,370               3,222           2,148

     Provision for losses on
      letters of credit                 2,402             2,536               9,895                 694           1,866
                                     --------          --------            --------            --------        --------
        Total non-interest expense     32,940            37,079              45,460              29,374          27,945
                                     --------          --------            --------            --------        --------

Earnings (loss) before income taxes      (350)           (7,961)            (25,190)             (6,913)          4,118

Income taxes (benefit)                      7               124               1,150              (3,669)          1,868
                                     --------          --------            --------            --------        --------

   Earnings (loss) before cumulative
     effect of change in accounting
     principle                           (357)           (8,085)            (26,340)             (3,244)          2,250

Cumulative effect of change
 in accounting principle                    -                 -                   -                   -           1,311
                                     --------          --------            --------            --------        --------
Net earnings (loss)                  $   (357)         $( 8,085)           $(26,340)           $( 3,244)       $  3,561
                                     ========          ========            ==========          ========        ========


                                                        (Continued on next page)

                                                                        YEAR ENDED DECEMBER 31,
                                     -------------------------------------------------------------------------------------
                                         1996               1995                1994              1993                1992
                                     ----------          ----------          ----------          ------              ------
                                                      (Dollars in thousands except per share amounts)
PER SHARE DATA:

Net loss per share                   $    (0.07)         $    (2.03)         $    (6.08) (6)        n/a                n/a
                                     ==========          ==========          ==========             ===                ===

Average shares used for
 calculation of loss per
 share                                5,206,619           3,981,821           4,002,920             n/a                n/a

Stockholders' equity per
 share                               $    10.18          $    12.06          $    13.87             n/a                n/a

Shares used for calculation
 of stockholders' equity per
 share                                7,087,727           3,987,010           4,002,920             n/a                n/a


FINANCIAL RATIOS AND OTHER DATA:

PERFORMANCE RATIOS:


Return on average assets                  (0.04)%             (0.86)%             (2.79)%           (0.35)%           0.40%

Return on average equity                  (0.62)             (15.05)             (38.30)            (6.00)            6.34

Equity to total assets                     8.17                5.51                5.78              5.82             6.03

Interest rate spread                       3.36                2.87                3.19              3.44             3.90

Net interest margin                        3.55                2.98                3.19              3.45             3.95

Average interest-earning assets
 to average interest-bearing
 liabilities                             104.65              102.62              100.03            100.25           101.21


G&A to average assets                      3.40  (7)           2.59                2.88              2.74             2.66


Efficiency ratio (8)                      82.50               65.54               82.61             71.81            62.70

REGULATORY CAPITAL  RATIOS:

Tangible and core capital                  7.73                5.24                5.65              5.42             5.58

Risk-based capital                        11.52                8.17                8.59              8.11             8.64

ASSET QUALITY RATIOS:

Nonaccrual loans to total
 loans                                     1.76                2.45                1.77              3.34             2.74

Nonperforming assets to
 total assets and LOCs(9)(10)              2.02                4.53                4.46              3.17             3.18

Allowance for losses on
 loans to total loans                      1.34                2.05                2.37              2.26             1.13

Allowance for losses on loans,
 LOCs and real estate to total
 assets and LOCs                           1.96                3.28                2.85              1.95             1.15

GVA for losses on loans to
 nonaccrual loans                         70.03               56.53              108.03             44.96            33.85

GVA for losses on loans,
 LOCs and real estate
 to total nonperforming
 assets (9) (10)                          89.18               39.30               51.20             40.90            25.52

OTHER DATA:

Number of deposit accounts               89,821              89,015              89,763            87,630           84,344

Full service customer
 facilities                                  14                  14                  16                16               16

Full time equivalent
 employees                                  279                 281                 350               337              313


                    March 20, 1997 Revison #4 DRAFT   DRAFT

___________________________________

(1)  Includes loans held for sale.

(2)  Includes  REO and real estate held for sale.

(3)  Includes advances from the FHLB.

(4)  Includes curtailment gain of $3.4 million.

(5)  Includes FDIC special assessment of $5.4 million.

(6) Loss per share data has been calculated based on the Company's net loss of $24.4 million for the period April 7, 1994 through December 31, 1994 (the date of the Company's initial public offering).

(7) G&A to average assets ratio, excluding the FDIC special assessment is 2.77%.

(8) G&A expense to net interest income plus total non-interest income. Excludes provisions for losses on loans, LOCs and real estate. For the years ended December 31, 1996 and 1995, if the FDIC special assessment of $5.4 million and curtailment gain on retirement plan of $3.4 million were excluded efficiency ratio would be 67.20% and 72.14%.

(9) Excludes troubled debt restructures which are currently performing under their restructured terms.

(10) Nonperforming assets include nonperforming loans, LOCs and REO.

                    March 20, 1997 Revison #4 DRAFT   DRAFT

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

          The Company reported a net loss in 1996 of $357,000 or $0.07 per share, a net loss of $8.1 million or $2.03 per share in 1995 and a net loss of $26.3 million in 1994 or $6.08 per share for the period April 7 through December 31, 1994. The Bank converted from a mutual savings bank to a stock savings bank and became a wholly-owned subsidiary of the Company in April, 1994.

          The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income such as letter of credit fees, other transactional fees, loan servicing fees, and commissions from the sale of insurance products and investments through its wholly-owned subsidiaries. The Company's operating expenses primarily consist of employee compensation and benefits, occupancy and equipment expenses, federal deposit insurance premiums and other G & A expenses. The Company's results of operations were significantly affected by its provision for loan and LOC losses and net cost of real estate operations. In addition, the Company's results of operations in 1996 were adversely affected by the one-time deposit insurance premium surcharge imposed on SAIF-insured institutions. See "Company's Results of Operations" and "Regulation --Deposit Insurance." Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies.

          At December 31, 1996, the Company had total consolidated assets of $882.5 million, total deposits of $790.8 million and stockholders' equity of $72.1 million, representing 8.17% of total assets. At December 31, 1995, the Company had total consolidated assets of $871.8 million, total deposits of $776.5 million and stockholders' equity of $48.1 million, representing 5.51% of total assets.

          The Bank entered into a Supervisory Agreement with the OTS during the second quarter of 1995 which, among other things, required the Bank to submit to the OTS a revised business plan that included specific plans for the reduction of classified assets and G&A and the continued maintenance of adequate capital levels. The OTS terminated the Supervisory Agreement in August 1996.

SECONDARY OFFERING

          On August 19, 1996 the Company completed a secondary stock offering for 2,990,000 shares of common stock. The shares were issued at $8.75 per share and the net proceeds to the Company from the offering were approximately $24.1 million. The Company contributed $21.2 million of the net proceeds to the Bank to increase the Bank's regulatory capital.


NONPERFORMING ASSETS AND ALLOWANCE FOR LOSSES

          For much of the period since 1991, the economy in Southern California including the Inland Empire, has been characterized by recessionary economic conditions resulting in high levels of unemployment, increases in vacancies in multi-family residential and commercial properties, declining rents and property values and slowing sales of new and existing one- to four-family residential properties. These factors had previously caused significant increases in the Company's level of nonperforming assets, which include nonaccrual loans and REO. At December 31, 1996, the Company's level of nonperforming assets had decreased to $20.0 million or 2.02% of assets and LOCs, from the December 31, 1995 level of nonperforming assets of $43.7 million or 4.53% of assets and LOCs. The Company's level of classified assets, which consist of assets adversely classified in accordance with regulatory guidelines because they possess one or more well-defined weaknesses, had decreased to $31.6 million or 3.20% of total assets and LOCs at December 31, 1996, a reduction of $27.3 million in classified assets, as compared to $58.9 million or 5.93% of total

                    March 20, 1997 Revison #4 DRAFT   DRAFT


assets and LOCs at December 31, 1995. Of the $31.6 million of classified assets at December 31, 1996, $11.6 million were performing in accordance with their terms. The allowance for losses on loans, LOCs and real estate decreased to $19.4 million at December 31, 1996 from $31.7 million at December 31, 1995. The December 31, 1996 aggregate allowance of $19.4 million included a GVA of $17.8 million, which represents an increase of $661,000 from December 31, 1995. The remaining allowances of $1.6 million and $14.5 million at December 31, 1996 and 1995, respectively were for specific asset valuation allowances. The Company's ratio of GVA for losses on loans, LOCs, and real estate to nonperforming assets and LOCs increased to 89.18% at December 31, 1996, from 39.30% at December 31, 1995.

        The allowances for losses on loans, real estate and LOCs are established through provisions based on management's evaluation of the risks inherent in the Company's portfolios and the local real estate economy. The allowances are maintained at amounts management considers adequate to cover losses which are deemed probable and calculable. The allowances are based upon a number of factors, including asset scoring and classification, collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, a loss migration analysis and the Company's underwriting policies. As a result of changes in certain real estate markets, adjustments in the valuation allowances may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require additional valuation allowances, based on their judgments of the information available to them at the time of the examination. Management considers the level of the allowance for losses at December 31, 1996 to be adequate. See "Business--Lending Activities," "Asset Quality--Nonperforming Assets," and "Classified Assets".

BUSINESS STRATEGY

        In 1997 the Company plans to (i) continue to identify, control and reduce classified assets and REO as cost-effectively as possible, (ii) improve profitability by continuing to reduce G&A expenses, where feasible, and increasing income, and (iii) maintain capital in the "well-capitalized" category under FDICIA rules while prudently leveraging capital to maximize profitability. Key elements in the development and implementation of the Company's strategies include the following:

        1. Continuing to aggressively identify, control and reduce classified assets, including REO.

        2. Continuing to manage G&A expenses and to lower them where possible, while providing support for new product lines to improve profitability.

        3. Expanding loan programs, including the addition of "B" quality single family loans, expanding FHA/VA loan production, emphasizing spot construction and consumer loan programs, and selectively re-entering tract construction if market conditions warrant.

        4. Expanding product lines to include a full range of business banking services geared to small, service-oriented businesses located in the Company's primary market area.

        5. Aggressively pursuing a sales oriented culture throughout the organization, particularly at the branch level, with the goal of increasing core and low cost deposits and expanding the small business clientele.

        6. Expanding customer product services to include enhanced telephone transaction capability, PC-based banking, debit cards, and other technological innovations.

INTEREST RATE SENSITIVITY ANALYSIS

        The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time

                    March 20, 1997 Revison #4 DRAFT   DRAFT


period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that same time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates therefore, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing faster than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-earning liabilities reprice. However, a positive gap may not protect an institution with a large portfolio of ARMs from rises in interest rates for extended time periods, as such instruments generally have annual and lifetime interest rate caps. Accordingly, interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these instruments and negatively impact net interest income.

          The Company has managed its interest rate risk through the aggressive marketing and funding of ARMs, which generally reprice at least semi-annually and indexed to the COFI and to a lesser extent, the one year CMT index. As a result of this strategy, and based upon the Company's internally developed loan prepayment schedule and core deposit decay rate assumptions used in the following table, at December 31, 1996, the Company's net interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $332.4 million, representing a one year cumulative gap ratio of positive 37.66%. The Company closely monitors its interest rate risk as such risk impacts its operational strategies.

          The Company's Board of Directors has established an Asset/Liability Committee, responsible for reviewing the Company's asset/liability policies and interest rate risk position, which meets quarterly and reports to the Board on interest rate risk and trends on a quarterly basis. The Company is currently attempting to maintain a positive gap position in light of a forecasted modest rising interest rate environment, however, there can be no assurances that the Company will be able to maintain its positive gap position or that its strategies will not result in a negative gap position in the future. To the extent that the Company's core deposits are reduced at a more rapid rate than the Company's decay assumptions on such deposits, the Company's current positive gap positions could be negatively impacted. Although the Company has not experienced a material decline in its core deposits, there can be no assurances that such a decline will not occur in the future if depositors seek higher yielding investments. For information concerning the Company's deposit activity and the distribution of its deposits for each of the years in the three-year period ended December 31, 1996, See "Business--Sources of Funds--Deposits".

          The Company does not currently engage in the use of trading activities, derivative instruments or hedging activities to control its interest rate risk. Even though the use of such instruments or activities may be permitted at the recommendation of the Asset/Liability Committee and approval of the Board of Directors, the Company does not intend to engage in such practices in the immediate future.

          The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities of the Company, outstanding at December 31, 1996, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Loans were assumed to prepay at rates ranging from 10% to 19% on ARM loans, and 5% to 11% on fixed rate loans, and the core deposit decay rate assumptions range from 8% to 11% for passbook accounts, 7% to 10% for checking accounts and 9% to 14% for money market deposit accounts in the one year or less category. These prepayment and decay rates are based on the Company's historical experience, but there is no assurance that the assumed rates will correspond to future rates. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business--Lending Activities," "--Investment Activities" and "--Sources of Funds".

                                                              INTEREST RATE SENSITIVITY ANALYSIS
                               -----------------------------------------------------------------------------------------------------
                                                                     AT DECEMBER 31, 1996
                               -----------------------------------------------------------------------------------------------------
                                                      SIX                    THREE
                                 THREE     THREE     MONTHS     ONE TO        TO        FIVE        MORE
                                MONTHS     TO SIX    TO ONE      THREE       FIVE      TO TEN     THAN TEN
                                OR LESS    MONTHS     YEAR       YEARS       YEARS      YEARS       YEARS      OTHER        TOTAL
                               -----------------------------------------------------------------------------------------------------
ASSETS                                                           (Dollars in thousands)
INTEREST-EARNING ASSETS:
Mortgage loans and MBS(1)(2)   $ 410,845  $240,757   $14,139     $23,326    $ 6,672    $12,028    $   16,806          -   $724,573
Consumer loans(1)                  9,357     1,113     1,992       6,001      3,458      2,955           728          -     25,604
Investment securities and
 cash equivalents                 52,916     7,499       999       8,013      5,500          -            -           -     74,927
Non-interest-earning assets            -         -         -           -          -          -            -    $ 57,400     57,400
                               ---------  --------   -------     -------    -------    -------    ----------   --------   --------
    Total assets               $ 473,118  $249,369   $17,130     $37,340    $15,630    $14,983    $   17,534   $ 57,400   $882,504

LIABILITIES AND STOCKHOLDERS' EQUITY
INTEREST-BEARING LIABILITIES:
Savings deposits               $   4,034  $  4,034  $  7,680     $31,850    $29,442    $40,281    $   52,409          -   $169,730

Money market deposits                243       243       462       1,925      1,720      2,308         2,579          -      9,480
Interest bearing checking
 (NOW) deposits                    1,483     1,483     2,860      11,887     12,445     18,088        34,966          -     83,212
Certificates of deposit          128,851   107,276   148,618     121,137      2,508          -             -          -    508,390
Other borrowed money                   -         -         -           -      4,418          -             -          -      4,418
Non-interest-bearing
 liabilities                           -                                                                       $ 35,156     35,156
Stockholders' equity                   -         -         -           -          -          -            -      72,118     72,118
                               ---------  --------   -------     -------    -------    -------    ----------   --------   --------

  Total liabilities and
   stockholders' equity        $ 134,611  $113,036  $159,620   $166,799    $50,533    $60,677    $   89,954    $107,274   $882,504
                               =========  ========  ========   ========    =======    =======    ==========    ========   ========

Interest sensitivity gap(3)    $ 338,507  $136,333 ($142,490) ($129,459)  ($34,903)  ($45,694)     ($72,420)
                               =========  ========  ========   ========    =======    =======    ==========
Cumulative interest
 sensitivity gap               $ 338,507  $474,840  $332,350   $202,891   $167,988   $122,294    $   49,874
                               =========  ========  ========   ========    =======    =======    ==========
Cumulative interest sensitivity
 gap as a percentage of total
 assets                            38.36%    53.81%    37.66%     22.99%     19.04%     13.86%         5.65%

Cumulative net interest-earning
 assets as a percentage of
 interest-sensitive liabilities   351.47%   291.74%   181.60%    135.34%    126.90%    117.85%       106.43%

____________________

(1) For purposes of the gap analysis, mortgage and consumer loans do not include nonperforming loans, allowance for losses on loans or deferred fees.

(2)  Includes available for sale portfolio.

(3) Interest sensitivity gap represents the difference between net interest-earning assets and interest-bearing liabilities.

                    March 20, 1997 Revison #4 DRAFT   DRAFT


Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as ARMs, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their ARMs may decrease in the event of an interest rate increase.

ANALYSIS OF NET INTEREST INCOME

          Net interest income represents the difference between the income earned on interest-earning assets and the interest expense on interest-bearing liabilities.

          Average Balance Sheet. The following table sets forth certain information relating to the elements of the Company's net interest income for each of the years ended December 31, 1996, 1995 and 1994. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from daily average balances. The average balance of loans receivable excludes loans on which the Company has discontinued accruing interest. The yields and costs include fees which are considered adjustments to yields.

                    March 20, 1997 Revison #4 DRAFT   DRAFT

AVERAGE BALANCE


                                                                    AVERAGE BALANCE SHEET

                                ------------------------------------------------------------------------------------------------
                                                                    Year Ended December 31,
                                ------------------------------------------------------------------------------------------------
                                             1996                           1995                              1994
                                -----------------------------   -------------------------------   ------------------------------
                                Average              Average    Average                Average    Average               Average
                                balance  Interest  yield/cost   balance   Interest   yield/cost   balance   Interest  yield/cost
                                -------  --------  ----------   -------   --------   ----------   -------   --------  ----------
                                                                     (Dollars in thousands)
Assets:
Interest-earning assets (1):

     Mortgage loans            $658,073   $51,106    7.77%     $708,440    $52,652      7.43%   $641,313     $43,416       6.77%

     MBS                         52,498     3,932    7.49        68,459      5,152      7.53      99,855       6,590       6.60

     Consumer loans              24,908     2,713   10.89        26,784      2,989     11.16      27,277       2,908      10.66

     Investment securities       65,670     3,748    5.71        64,546      3,431      5.32      66,330       3,601       5.43
                               --------   -------              --------    -------              --------     -------
         Total interest-earning
         assets                 801,149    61,499    7.68       868,229     64,224      7.40     834,775      56,515       6.77

Non-interest earning assets      59,375                          71,061                          108,694
                               --------                        --------                         --------
         Total assets          $860,524                        $939,290                         $943,469
                               ========                        ========                         ========

Liabilities and Stockholders' equity:

Interest-bearing liabilities:

     Savings deposits          $167,029   $ 5,003     3.00     $151,531    $ 4,002      2.64    $176,534     $ 3,969       2.25

     Money market deposits       10,073       246     2.44       11,979        305      2.55      15,997         371       2.32

     Interest bearing
      checking (NOW) deposits    83,404       882     1.06       86,199      1,000      1.16      97,397         997       1.02

     Certificates of deposits   486,026    25,848     5.32      542,100     29,651      5.47     516,383      22,708       4.40

     Other borrowed money        19,028     1,059     5.57       54,252      3,408      6.28      28,251       1,824       6.46
                               --------   -------              --------    -------              --------    --------
        Total interest-bearing
         liabilities            765,560    33,038     4.32      846,061     38,366      4.53     834,562      29,869       3.58

Non-interest bearing
 liabilities                     37,335                          39,504                           40,133

Stockholders' equity             57,629                          53,725                           68,774
                               --------                        --------                         --------
     Total liabilities and
      stockholders' equity     $860,524                        $939,290                         $943,469
                               ========                        ========                         ========
Net interest rate spread (2)              $28,461     3.36%                $25,858      2.87%                $26,646       3.19%
                                          =======   ======                 =======     =====                ========      =====
Net interest margin (3)                               3.55%                             2.98%                              3.19%
                                                    ======                             =====                              =====
Ratio of interest-earning assets
 to interest-bearing
 liabilities                    104.65%                         102.62%                          100.03%
                               =======                         =======                          =======

_________________________
(1) Includes accrued interest and is net of loans in process, unearned discounts, deferred loan fees, nonaccrual loans and valuation allowances.

(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(3) Net interest margin represent net interest income divided by average interest-earning assets net of nonaccrual loans.

                    March 20, 1997 Revison #4 DRAFT   DRAFT


RATE/VOLUME ANALYSIS.   The following table presents the extent to which changes
in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate); (ii) changes attributable to changes in rate (changes in rate multiplied by current volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                             RATE/VOLUME ANALYSIS


                                                   YEAR ENDED DECEMBER 31, 1996               YEAR ENDED DECEMBER 31, 1995
                                                  COMPARED TO DECEMBER 31, 1995               COMPARED TO DECEMBER 31, 1994

                                                    INCREASE (DECREASE) IN NET                 INCREASE (DECREASE) IN NET
                                                      INTEREST INCOME DUE TO                     INTEREST INCOME DUE TO

                                                  VOLUME        RATE        NET           VOLUME           RATE           NET

                                                  -------      ------     -------         -------        -------        -------
                                                                            (Dollars in thousands)
INTEREST-EARNING ASSETS:

    Mortgage loans                                $(3,912)     $2,366     $(1,546)        $ 4,544        $ 4,692        $ 9,236

    MBS                                            (1,195)        (25)     (1,220)         (2,072)           634         (1,438)

    Consumer loans                                   (204)        (72)       (276)            (53)           134             81

    Investment securities                              64         253         317             (97)           (73)          (170)
                                                  -------      ------     -------         -------        -------        -------
        Total                                      (5,247)      2,522      (2,725)          2,322          5,387          7,709
                                                  -------      ------     -------         -------        -------        -------

INTEREST-BEARING LIABILITIES:

    Savings deposits                                  464         537       1,001            (149)             3           (146)

    Money market deposits                             (47)        (12)        (59)           (500)           613            113

    Interest bearing checking (NOW) deposits          (30)        (88)       (118)           (115)           118              3

    Certificates of deposit                        (2,982)       (821)     (3,803)          1,131          5,812          6,943

    Other borrowed money                           (1,960)       (389)     (2,349)          1,679            (95)         1,584
                                                  -------      ------     -------         -------        -------        -------

        Total                                      (4,553)       (773)     (5,328)          2,046          6,451          8,497
                                                  -------      ------     -------         -------        -------        -------

    Change in net interest income                 $  (694)     $3,295     $ 2,603         $   276        $(1,064)       $  (788)
                                                  =======      ======     =======         =======        =======        =======



COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

          General. The Company recorded a net loss of $357,000 for the year ended December 31, 1996, or $0.07 per share, as compared to a loss of $8.1 million for the year ended December 31, 1995, or $2.03 per share. Operating results were favorably impacted by an increase in net interest income before provision for losses on loans of $2.6 million and by a reduction in G&A of $479,000 excluding a $5.4 million charge for a one-time FDIC special assessment when compared to the year ended December 31, 1995. Net operating results for the year ended December 31, 1996, were also impacted favorably by a net reduction of $13.6 million in provisions for losses on loans, real estate and LOCs when compared to the same period in 1995.

          Interest income. Interest income for the year ended December 31, 1996 was $61.5 million, compared to $64.2 million for the previous year. The $2.7 million decrease in interest income is primarily due to a $67.1 million decrease in the average balance of interest-earning assets, partially offset by an increase in the average yield of 28 basis points on interest-earning assets from 7.40% in 1995 to 7.68% in 1996. Interest income from mortgage loans, which accounted for approximately 83.10% of total interest income in 1996, decreased by $1.5 million or 2.94% from 1995 due to a reduction in the average balance of mortgage loans of $50.4 million partially offset by an increase in the average yield of 34 basis points on such loans. Interest income in 1996 from MBS declined by $1.2 million or 23.68% primarily due to a reduction in the average balance of MBS of $16.0 million.

          Interest expense. Interest expense for the year ended December 31, 1996 was $33.0 million, compared to $38.4 million for the previous year. The $5.3 million decrease is primarily the result of an $80.5 million decrease in the average balance of interest-bearing liabilities and a decrease in the average cost of 21 basis points paid on interest-bearing liabilities from 4.53% in 1995 to 4.32% in 1996. Interest expense for savings, MMDA and interest-bearing checking deposits increased $824,000 million or 15.53% primarily due to an increase in average balance of $10.8 million, while interest expense on certificates of deposit decreased $3.8 million or 12.83% primarily due to a decrease in average balance of $56.1 million. Interest expense on other borrowed money declined $2.3 million or 68.93% due to a decrease in average balance of $35.2 million, and a decrease in average cost of 71 basis points.

          Net interest income. Net interest income for the year ended December 31, 1996 was $28.5 million, which represents an interest rate spread of 3.36%. This compares to $25.9 million, which represents an interest rate spread of 2.87%, for 1995. In accordance with the Company's plan to control growth and manage capital, average interest-earning assets declined $67.1 million and average interest-bearing liabilities declined $80.5 million when compared to the year ended December 31, 1995. The 49 basis point increase in the interest rate spread for the year ended December 31, 1996, when compared to the year ended December 31, 1995, was a result of an increase in the average yield for interest-earning assets of 28 basis points, and a decrease in the average cost for interest-bearing liabilities of 21 basis points. Net interest income also increased as a result of an improvement in the ratio of average interest-earning assets to average interest-bearing liabilities from 102.62% in 1995 to 104.65% in 1996.

          Provision for losses on loans. The provision for losses on loans was $2.8 million for the year ended December 31, 1996, compared to $7.9 million for the same period last year. The company also recognized a provision for losses on LOCs which is included in "Non-interest expense." The loss provision reflects management's ongoing assessment of the loan portfolio, in light of conditions in the Southern California real estate market.

          Non-interest income. Non-interest income was $7.0 million for the year ended December 31, 1996, a decrease of $4.2 million or 37.78%, when compared to $11.2 million for the same period last year. The decrease was due primarily to a $3.4 million curtailment gain resulting from freezing the employee and director defined benefit plans in 1995. Other differences included: $803,000 from gain on sale of loan servicing rights in 1996; a reduction in 1996 of $1.4 million from gain on sale of loans, investments and MBS in 1995, and a reduction in LOC and other fees of $390,000 when compared to 1995.

          Non-interest expense. Non-interest expense was $32.9 million for the year ended December 31, 1996, a decrease of $4.1 million or 11.16% from $37.1 million in 1995. Included in this decrease was an increase of $4.9 million or 20.35% in G&A expense from $24.3 million in 1995 to $29.2 million in 1996. The increase was primarily due to a one-time FDIC special assessment in the amount of $5.4 million and expenses for a Bank-wide data processing conversion of approximately $400,000. G&A expenses excluding the FDIC special assessment and data processing conversion decreased by $879,000, net for the year ended December 31, 1996 compared to December 31, 1995. The efficiency ratio for the year ended December 31, 1996 was 67.20% when the FDIC special assessment is excluded as compared to 72.14% for the year ended December 31, 1995 when the curtailment gain on the retirement plans is excluded. Non-interest expense (other than G&A) includes provisions for losses on real estate and LOCs, as well as operating expenses for real estate operations including gains and losses on the sale of REO. For the year ended December 31, 1996 the Company recorded a provision for losses on LOCs of $2.4 million and no provision for losses on real estate because of the reduction in the REO balances resulting from the disposition of assets during the period. This compares with provisions for losses on LOCs of $2.5 million and a provision for losses on real estate of $8.3 million for the year ended December 31, 1995. The loss provisions reflect management's ongoing assessment of the real estate and LOC portfolios in light of conditions in the Southern California real estate market. Real estate operating expense, net (excluding the provision for losses on real estate), decreased to $1.3 million for the year ended December 31, 1996, as compared to $1.9 million for 1995. The decrease in real estate operating expense is due to a reduction in REO, resulting in lower carrying costs.

          Income taxes (benefit).   The Company paid  a $7,000 California
franchise tax for the year ended December 31, 1996, and a $124,000 tax for the year ended December 31, 1995. There was no federal income tax as a result of the Company's net operating loss ("NOL") carryforward tax position. At December
31, 1996, the Company had NOLs aggregating approximately $33.8 million for federal income tax purposes and approximately $17.9 million for California franchise tax purposes available to offset taxable income in future tax years. The federal NOLs would expire, if not utilized, in taxable years 2009 and 2010, and the California NOLs would expire in 1999 and 2000. These NOLs could become subject to certain limitations on utilization in the event of accumulations of shares of the Company's Common Stock by 5% or greater shareholders See "Taxation--Federal Taxation--NOLs".

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1995 AND 1994

          General.   The Company's net loss  was $8.1 million, or $2.03 per
share for the year ended December 31, 1995, an improvement of $18.3 million when compared to $26.3 million loss for 1994, or $6.08 per share for the period April 7 through December 31, 1994. Operating results were favorably impacted by a decrease in the provision for losses on loans, real estate and LOCs of $8.4 million, an increase in non-interest income of $4.9 million, a decrease in the carrying cost of real estate operations of $1.8 million, a reduction in G&A expense of $2.9 million, and a reduction in income taxes of $1.0 million.

          Interest income.   Interest income was $64.2 million in 1995, an
increase of $7.7 million, or 13.64%, from $56.5 million in 1994. The increase in interest income was primarily the result of a 63 basis point increase in the average yield on interest-earning assets from 6.77% in 1994, to 7.40% in 1995, and a $33.5 million increase in average interest-earning assets during this period. Interest income from mortgage loans, which accounted for approximately 81.98% of total interest income in 1995, increased by $9.2 million, or 21.27%, due to an increase in the average yield from 6.77% to 7.43% and also included a one time recognition of approximately $1.6 million due to the acceleration of recognition of deferred loan fees and the result of adjustable rate loans repricing at higher interest rates during much of 1995. Interest income from MBS declined by $1.4 million, or 21.82%, due to a reduction in the average principal balance on MBS by $31.4 million, or 31.44%.

          Interest expense.   Interest expense was $38.4 million in 1995, an
increase of $8.5 million, or 28.45%, from $29.9 million in 1994. The increase resulted primarily from a 95 basis point increase in the average rate paid on interest-bearing liabilities, from 3.58% in 1994 to 4.53% in 1995. Interest expense for certificates of deposit increased by 107 basis points in the average rate paid, from 4.40% in 1994 to 5.47% in 1995. The average balance of certificates of deposit increased $25.7 million, or 4.98%, from $516.4 million at December 31, 1994 to $542.1 million at December 31, 1995. The increase in interest expense was partially offset by a decline in the average balance of savings, money market and interest-bearing checking deposits of $40.2 million, or 13.87%, from $289.9 million at December 31, 1994 to $249.7 million at December 31, 1995. Interest expense on other borrowed funds increased by $1.6 million, or 86.84%, in 1995 to $3.4 million primarily as a result of a $26.0 million increase in the average balance of borrowed funds.

          Net interest income.   Net interest income was $25.9 million in 1995,
a decrease of $788,000, or 2.96%, from $26.6 million in 1994. The decrease in net interest income primarily reflects a decline in the Company's average interest rate spread from 3.19% in 1994 to 2.87% in 1995, which is attributable to a more rapid increase in its average cost of interest-bearing liabilities than in the average yield on interest-earning assets between the respective periods. This decrease was partially offset by an increase in the ratio of average interest-earning assets to average interest-bearing liabilities from 100.03% in 1994 to 102.62% in 1995.

          Provision for losses on loans. The provision for losses on loans was $7.9 million for the year ended December 31, 1995, a decrease of $4.7 million from $12.7 million for the year ended December 31, 1994. This provision, when combined with provisions for losses on real estate and LOCs included in non-interest expense, reflects management's assessment of the risk associated with the loan, real estate and LOC portfolio in consideration of various factors, including declines in the California real estate market, recommendations made by the OTS following a regulatory examination, and the levels of the Company's nonperforming and classified assets.

          Non-interest income. Non-interest income was $11.2 million for the year ended December 31, 1995, an increase of $4.9 million from $6.3 million for the year ended December 31, 1994. This increase was primarily a $3.4 million curtailment gain resulting from freezing the employee and director defined benefit plans. The Company's net gain or loss on sale of loans, investments and MBS increased by $1.9 million from 1994 to 1995. Included in the net gain on sale of loans, investments and MBS was $317,000 on the sale of FNMA stock, $395,000 on the sale of FHLMC MBS and $680,000 on loan sales and related sales of servicing. Other income decreased $268,000 from 1994 to 1995.

          Non-interest expense. Non-interest expense was $37.1 million for the year ended December 31, 1995, a decrease of $8.4 million, or 18.44%, from $45.5 million in 1994. Included in this decrease was a reduction in G&A of $2.9 million, or 10.70%, from $27.2 million in 1994 to $24.3 million in 1995. This decrease resulted from the company-wide cost cutting measures that were implemented in 1995. Compensation and benefit expense decreased $2.1 million, or 15.05%, in 1995, from $14.2 million in 1994 to $12.1 million in 1995, and occupancy and equipment decreased by $1.0 million, or 12.60%, during 1995. Other G&A expense accounts increased by $212,000, or 4.09%, during 1995. The efficiency ratio for the year ended December 31, 1995 was 72.14% when the curtailment gain on the retirement plan is excluded, as compared to 82.61% for the year ended December 31, 1994. The increase in the cost of real estate operations of $1.9 million, or 22.56%, from $8.4 million in 1994 to $10.3 million in 1995 was the result of an increase in the provision for loss on real estate of $3.7 million offset by a reduction in loss on real estate operations, net of $1.8 million. Also included in non-interest expense was a reduction in the provision for losses on LOCs of $7.4 million, or 74.37%, from $9.9 million in 1994 to $2.5 million in 1995.

          Income taxes (benefit). The effect of income taxes changed by $1.0 million from a $1.2 million provision for the year ended December 31, 1994, to a $124,000 provision for the year ended December 31, 1995. The difference in the income tax amounts reflects the limitation of the recognition of net tax assets to amounts recoverable from NOL carryback at December 31, 1994. Deferred tax assets as of December 31, 1995 and 1994 have been recognized to the extent of the expected reversal of taxable temporary differences and the amount of federal income tax paid in the carryback period which would be available through the carryback of NOLs. The realization of NOL carryforwards is dependent upon the Company's ability to generate future taxable income.

FINANCIAL CONDITION

          The Company's consolidated assets totaled $882.5 million at December 31, 1996 compared to $871.8 million at December 31, 1995. The increase in consolidated assets of $10.7 million during the year ended December 31, 1996 was primarily the result of an increase in net loans receivable of $46.6 million and an increase in cash and cash equivalents of $2.8 million, partially offset by net reductions in MBS, investment securities, REO and other assets. Loans originated and purchased increased $44.1 million to $158.1 million for the year ended December 31, 1996 compared to $114.0 million for the 1995 year. This increase was the result of loans purchased in 1996 of $70.7 million. Loan principal payments increased $16.7 million to $108.6 million for the year ended December 31, 1996 from $91.9 million for the 1995 year as a result of the larger loan portfolio. Transfers of loans to REO and reductions in GVA and the undisbursed portion of construction loans represented other changes during 1996 in net loans receivable. MBS decreased $8.6 million, net primarily as a result
of the sale and maturities of $7.7 million.   REO
declined by $18.8 million as a result of net sales of $22.6 million offset by net transfers from loans of $10.6 million. The decrease in consolidated liabilities primarily consisted of a reduction in other borrowed money of $26.7 million, as a result of a $10.0 million repayment in FHLB advances and $16.7 million repayments in Notes Payable Revenue Bonds, partially replaced by an increase in the deposit base of $14.3 million. The increase in stockholders' equity for the year ended December 31, 1996 of $24.0 million was a result of an increase in additional paid-in capital of $24.1 million from the proceeds of the stock offering, partially offset by a net loss of $357,000 and a change in the unrealized loss on securities available for sale of $652,000.

          The Company's consolidated assets totaled $871.8 million at December 31, 1995 compared to $960.9 million at December 31, 1994. The decrease in consolidated assets of $89.0 million during 1995 was primarily the result of a combined decrease in net loans receivable and loans held for sale of $50.1 million, a decrease in MBS of $27.9 million, and a decrease in net REO and real estate held for sale or investment of $15.0 million. Loans originated and purchased decreased to $114.0 million for the year ended December 31, 1995 compared to $246.0 million for the year ended December 31, 1994. This decrease was the result of a reduction in refinance activity as well as a continuing weak California economy. Net principal repayments on loans and MBS held-to-maturity decreased by $42.6 million to $76.9 million in 1995 from $119.6 million in 1994. This decrease in repayments was the result of a continuing reduction in refinance activity because of the rising interest rate environment during 1995. Proceeds from sales of loans held-for-sale and MBS available-for-sale and maturities of MBS (net of MBS purchases) was $95.3 million in 1995, an increase of $65.0 million from the 1994 total of $30.2 million. The proceeds of the 1995 reduction in consolidated assets were used to absorb decreases in consolidated liabilities and stockholders' equity. The decrease in consolidated liabilities was primarily the result of the repayment of FHLB advances of $50.0 million, and net deposit outflows of $28.8 million. The outflow of deposits was the result of a planned reduction in interest rates offered on certificates of deposit. This outflow was part of the strategic business plan to reduce the assets of the Company in order to maintain its regulatory capital ratios while reducing classified assets. The decrease in stockholders' equity was primarily attributable to the 1995 loss from operations of $8.1 million.

LIQUIDITY AND CAPITAL RESOURCES

          The Company's primary sources of funds are deposits, principal and interest payments on loans and retained earnings and, to a lesser extent, advances from the FHLB. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

          The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. The Bank average liquidity ratios were 7.43%, and 7.72% for the periods ended December 31, 1996, and 1995, respectively. The Bank currently attempts to maintain a liquidity ratio as close to the minimum requirements as possible, since loan originations provide both higher interest rates and fee income than is available from liquidity investments.

          The Bank's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Bank's operating, financing, lending and investing activities during any given period. At December 31, 1996 and 1995 cash and cash equivalents totaled $33.7 million and $31.0 million, respectively. These amounts were adequate to provide funding sources for loan originations. Whenever funds provided from loan repayments, loan sales and deposit inflows are insufficient to fund loan originations and deposit outflows, liquid assets are impacted as indicated on the "Consolidated Statement of Cash Flows" in the Financial Statements.

          The Bank has other sources of liquidity if a need for additional funds arises including FHLB advances. At December 31, 1996 and December 31, 1995 the Company had none and $10.0 million, respectively, in advances outstanding from the FHLB. See "Business--Sources of Funds--Borrowings." Other sources of liquidity include investment securities maturing within one year.

At December 31, 1996, the Company had net outstanding loan commitments of $7.2 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Index to Consolidated Financial Statements
                  ------------------------------------------


                                                                            Page
                                                                            ----
Independent Auditor's Report                                                 58

Consolidated Statements of Financial Condition -
 December 31, 1996 and 1995                                                  59

Consolidated Statements of Operations -
 Years ended December 31, 1996, 1995 and 1994                                60

Consolidated Statements of Stockholders' Equity -
 Years ended December 31, 1996, 1995 and 1994                                61

Consolidated Statements of Cash Flows -
 Years ended December 31, 1996, 1995 and 1994                                62

Notes to Consolidated Financial Statements                                   64


                          INDEPENDENT AUDITORS' REPORT

The Board of Directors
RedFed Bancorp Inc.
Redlands, California:

We have audited the accompanying consolidated statements of financial condition of RedFed Bancorp Inc. and subsidiaries (the Company) as of December 31, 1996 and 1995 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RedFed Bancorp Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

KPMG Peat Marwick LLP

Orange County, California

January 29, 1997

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                 Consolidated Statements of Financial Condition

                   (Dollars in thousands, except share data)

                                                                   DECEMBER 31
                                                             ------------------------
                                                                1996         1995
                                                             -----------  -----------
         ASSETS

Cash and cash equivalents (note 2)                           $   33,746     30,985
Loans held for sale at lower of cost or
 market value (notes 5 and 18)                                    4,843      4,578
Mortgage-backed securities
 available-for-sale at fair value
 (note 4)                                                        18,220     26,501
Investment securities held-to-maturity
 (estimated aggregate fair value of
 $34,369 and $41,057 at December 31,
 1996 and 1995, respectively) (note 3)                           34,695     41,655
Mortgage-backed securities
 held-to-maturity (estimated aggregate
 fair value of $25,697 and $26,113 at
 December 31, 1996 and 1995,
 respectively) (notes 4 and 12)                                  25,327     25,615
Loans receivable, net (notes 5, 11 and 12)                      725,019    678,406
Accrued interest receivable (note 7)                              4,953      5,014
Federal Home Loan Bank Stock, at cost
 (note 12)                                                        6,486      6,914
Real estate acquired through
 foreclosure, net (note 8)                                        5,800     24,560
Real estate held for sale or
 investment, net (note 8)                                         1,372      1,698
Premises and equipment, net (note 9)                             17,656     17,619
Prepaid expenses and other assets                                 4,123      8,005
Deferred income taxes (note 10)                                     264        264
                                                             -----------  -----------

    Total assets                                             $  882,504    871,814
                                                             ===========  ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities:
 Deposits (note 11)                                          $  790,803    776,528
 Other borrowed money (note 12)                                   4,418     31,133
 Accrued expenses and other liabilities
 (notes 6, 13 and 15)                                            14,732     14,982
 Deferred income                                                    433      1,093
                                                             -----------  -----------

    Total liabilities                                           810,386    823,736
                                                             -----------  -----------

Stockholders' equity (notes 13, 14 and 19):
 Common stock, $.01 par value.
  Authorized 15,000,000 shares; issued
  7,393,050 and 4,370,000 at
  December 31, 1996 and 1995,
  respectively                                                       74         44
 Additional paid-in capital                                      56,981     32,608
 Retained earnings - substantially
  restricted (notes 13, 14 and 19)                               18,213     18,570
 Deferred compensation (note 13)                                 (1,870)    (2,430)
 Treasury stock, 78,083 and 85,830
  shares at December 31, 1996 and 1995,
  respectively (note 13)                                           (802)      (888)
 Unrealized gains (losses) on
  securities available-for-sale                                    (478)       174
                                                             -----------  -----------

    Total stockholders' equity                                   72,118     48,078

Commitments and contingencies (notes 6,
 12, 15 and 16)
Subsequent events (note 13)
                                                             -----------  -----------

    Total liabilities and stockholders'
     equity                                                  $  882,504    871,814
                                                             ===========  ===========


See accompanying notes to consolidated financial statements.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Operations

                   (Dollars in thousands, except share data)

                                                      YEAR ENDED DECEMBER 31
                                            --------------------------------------
                                                  1996         1995         1994
                                            --------------  -----------  -----------
Interest income:
 Loans receivable                          $      53,819       55,641       46,324
 Investment securities and deposits                3,748        3,431        3,601
 Mortgage-backed securities                        3,932        5,152        6,590
                                            --------------  -----------  -----------

    Total interest income                         61,499       64,224       56,515
                                            --------------  -----------  -----------
Interest expense:
 Deposits (note 11)                               31,979       34,958       28,045
 Other borrowed money                              1,059        3,408        1,824
                                            --------------  -----------  -----------
    Total interest expense                        33,038       38,366       29,869
                                            --------------  -----------  -----------
    Net interest income                           28,461       25,858       26,646

Provision for losses on loans (note 5)             2,838        7,938       12,651
                                            --------------  -----------  -----------
    Net interest income after provision
     for losses on loans                          25,623       17,920       13,995
                                            --------------  -----------  -----------
Noninterest income:
 Letter of credit fees                             1,351        1,592        1,771
 Other fee income                                  4,471        4,620        4,509
 Gain on sale of loan servicing portfolio            803           --           --
 Gain (loss) on sale of loans investments
  and mortgage-backed securities, net                 (4)       1,383         (486)
 Curtailment gain on retirement plan
  (note 13)                                           --        3,390           --
Other income                                         346          213          481
                                            --------------  -----------  -----------
    Total noninterest income                       6,967       11,198        6,275
                                            --------------  -----------  -----------
Noninterest expense:
 Compensation and benefits (note 13)              11,438       12,063       14,200
 Occupancy and equipment                           7,038        6,831        7,816
 Marketing and professional services               1,532        1,634        1,680
 FDIC special assessment (note 14)                 5,421           --           --
 Federal deposit insurance premiums                2,388        2,401        2,423
 Other expense                                     1,410        1,356        1,076
                                            --------------  -----------  -----------
    Total general and administrative
     expense                                      29,227       24,285       27,195
 Real estate operations, net (note 8)              1,311       10,258        8,370
 Provision for losses on letters of
  credit (note 6)                                  2,402        2,536        9,895
                                            --------------  -----------  -----------
    Total noninterest expense                     32,940       37,079       45,460
                                            --------------  -----------  -----------
    Loss before income taxes                        (350)      (7,961)     (25,190)

Income taxes (note 10)                                 7          124        1,150
                                            --------------  -----------  -----------
    Net loss                               $        (357)      (8,085)     (26,340)
                                            ==============  ===========  ===========
Net loss per share (notes 1 and 19)        $       (0.07)       (2.03)       (6.08)
                                            ==============  ===========  ===========
Weighted average shares outstanding            5,206,619    3,981,821    4,002,920
                                            ==============  ===========  ===========

See accompanying notes to consolidated financial statements.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Stockholders' Equity

                             (Dollars in thousands)

                                                                                                                 UNREALIZED
                                                                        RETAINED                                GAINS (LOSSES)
                                                          ADDITIONAL    EARNINGS,                               ON SECURITIES
                                   NUMBER                  PAID-IN    SUBSTANTIALLY   DEFERRED                   AVAILABLE-
                                 OF SHARES  COMMON STOCK  CAPITAL      RESTRICTED  COMPENSATION  TREASURY STOCK   FOR-SALE     TOTAL
                                 ---------  ------------ ----------  ------------- ------------- -------------- -------------- -----
  Balance at December 31, 1993          --   $      --          --       52,995           --           --          366       53,361

  Net loss                              --          --          --      (26,340)          --           --           --      (26,340)

  Proceeds from issuance of
   stock                         4,370,000          44      32,446           --           --           --           --       32,490

  Purchase of shares for
   deferred compensation plans          --          --         119           --       (3,615)          --           --       (3,496)


  Deferred compensation
   amortized to expense                 --          --          --           --          627           --           --          627

  Changes in unrealized losses
   on securities available for
   sale                                 --          --          --           --           --           --       (1,134)      (1,134)
                                 ---------    --------   ---------    ---------    ---------    ---------    ---------    ---------

  Balance at December  31, 1994  4,370,000          44      32,565       26,655       (2,988)          --         (768)      55,508

  Net loss                              --          --          --       (8,085)          --           --           --       (8,085)

  Deferred compensation
   amortized to expense                 --          --          43           --          558           --           --          601

  Acquisition of treasury
   stock (note 13)                      --          --          --           --           --         (888)          --         (888)

  Changes in unrealized gains
   on securities
   available-for-sale                   --          --          --           --           --           --          942          942

                                 ---------    --------   ---------    ---------    ---------    ---------    ---------    ---------

  Balance at December 31, 1995   4,370,000          44      32,608       18,570       (2,430)        (888)         174       48,078

  Net loss                              --          --          --         (357)          --           --           --         (357)

  Proceeds from issuance of
   stock                         3,023,050          30      24,310           --           --           --           --       24,340

  Deferred compensation
   amortized to expense                 --          --          98           --          560           --           --          658

  Sale of treasury stock                --          --         (35)          --           --           86           --           51

  Changes in unrealized losses
   on securities
   available-for-sale                   --          --          --           --           --           --         (652)        (652)
                                 ---------    --------   ---------    ---------    ---------    ---------    ---------    ---------

  Balance at December 31, 1996   7,393,050   $      74      56,981       18,213       (1,870)        (802)        (478)      72,118
                                 =========    ========   =========    =========    =========    =========    =========    =========

See accompanying notes to the consolidated financial statements.

                                                                 61

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                             (Dollars in thousands)

                                                  YEAR ENDED DECEMBER 31
                                            ----------------------------------
                                                 1996       1995        1994
                                            -----------  -----------  --------
Cash flows from operating activities:
 Net loss                                  $      (357)     (8,085)    (26,340)
 Adjustments to net loss:
  Loan fees collected                              540         615       1,915
  Depreciation and amortization                  1,092        (454)      2,070
  Provisions for losses on:
   Loans                                         2,838       7,938      12,651
   Real estate                                      --       8,336       4,653
   Letters of credit                             2,402       2,536       9,895
  Write down of real estate                         --          --       1,354
  Net loss (gain) on:
   Sale of loans, investments and
    mortgage-backed securities                       4      (1,383)        486
   Sales of real estate and premises
    and equipment                                 (370)        (12)        278
   Sale of loan servicing portfolio               (803)         --          --
  Federal Home Loan Bank stock
   dividends received                             (384)       (419)       (312)
  Proceeds from sale of loans                      278      76,695      18,640
  Loans originated for sale                         --     (10,320)    (14,707)
  Curtailment gain on retirement plan               --      (3,390)         --
  Increase (decrease) in:
   Accrued expenses and other liabilities       (2,527)     (1,163)     (7,741)
   Deferred income                                (660)       (300)       (132)
  (Increase) decrease in:
   Deferred income taxes                            --          --       5,333
   Accrued interest receivable                      61        (424)         67
   Prepaid expenses and other assets             3,882       3,925       8,523
                                            -----------  -----------  --------

      Net cash provided by operating
       activities                                5,996      74,095      16,633
                                            -----------  -----------  --------
Cash flows from investing activities:
 Proceeds from maturities of investment
  securities held-to-maturity                   39,600      30,534      31,000
 Purchases of investment securities
  held-to-maturity                             (32,595)    (33,265)    (23,968)
 Proceeds from sale of investment
  securities available-for-sale                     --         326       8,755
 Purchase of mortgage-backed securities
  available-for-sale                                --     (21,053)         --
 Proceeds from sales of mortgage-backed
  securities available-for-sale                  5,865      38,721          --
 Proceeds from maturities of mortgage-
  backed securities available-for-sale           1,786         903      11,605
 Proceeds from maturities of mortgage-
  backed securities held-to-maturity               288      10,776      15,461
 Loan originated for investment                (87,375)   (102,076)   (230,900)
 Purchases of loans                            (71,143)     (1,585)       (400)
 Proceeds from sale of loan servicing
  portfolio                                        803          --          --
 Purchases of Federal Home Loan Bank
  stock                                           (188)       (137)     (1,626)
 Sale of Federal Home Loan Bank stock            1,000       2,203          --
 Principal payments and reductions of
  loans, net                                    98,004      66,164     104,117
 Proceeds from sale of real estate              22,627      24,367      24,687
 Proceeds from sale of premises and
  equipment                                        189         287          22
 Purchases of real estate                           --        (104)    (12,280)
 Purchases of premises and equipment            (1,638)       (376)     (2,113)
                                            -----------  -----------  --------
      Net cash provided by (used in)
       investing activities                    (22,777)     15,685     (75,640)
                                            -----------  -----------  --------

                                  (Continued)

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                Consolidated Statements of Cash Flows, Continued

                                                  YEAR ENDED DECEMBER 31
                                            --------------------------------
                                                 1996       1995       1994
                                            -----------  -----------  --------
Cash flows from financing activities:
 Deposits, net of withdrawals and
  interest credited                        $    (3,210)   (28,806)   (29,800)
 Deposits acquired                              17,485         --         --
 Proceeds from Federal Home Loan Bank
  advances                                      10,000     10,000     80,000
 Repayment of other borrowed money             (29,073)   (62,175)   (25,135)
 Proceeds from issuance of stock                24,340         --     32,490
 Purchase of treasury shares for
  deferred compensation plans                       --       (888)    (3,496)
                                            -----------  -----------  --------
       Net cash provided by (used in)
        financing activities                    19,542    (81,869)    54,059
                                            -----------  -----------  --------

      Increase (decrease) in cash and
       cash equivalents                          2,761      7,911     (4,948)
                                            -----------  -----------  --------
Cash and cash equivalents, beginning of
 year                                           30,985     23,074     28,022
                                            -----------  -----------  --------
Cash and cash equivalents, end of year     $    33,746     30,985     23,074
                                            ===========  ===========  ========

Supplemental information:
 Interest paid (including interest
  credited)                                $    28,212     28,816     21,535
 Transfers from loans receivable to
  real estate                                   10,569     16,386     21,906
 Loans to facilitate the sale of real
  estate                                         6,030      7,079      5,324
 Transfer from mortgage-backed
  securities held-to-maturity to
  mortgaged-backed securities
  available-for-sale (note 4)                       --     28,469         --
 Transfer from mortgage-backed
  securities available-for-sale to
  mortgage-backed securities
  held-to-maturity                                  --         --      1,550
 Transfers from mortgage-backed
  securities to real estate                         --         --      1,717
 Real estate acquired subject to bond
  financing                                         --     (5,830)   (23,598)
 Real estate sold subject to bond
  financing                                      7,642      2,762      8,825
 Bond financing subject to real estate
  acquisitions                                      --      5,830     23,598
 Bond financing subject to real estate
  sales                                         (7,642)    (2,762)    (8,825)
 Transfer from loans to mortgage-backed
  securities held-to-maturity                   (5,950)        --         --
 Transfer from mortgage-backed
  securities to off-balance sheet
  letters of credit                              5,950         --         --

See accompanying notes to consolidated financial statements.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                          December 31, 1996 and 1995

                 (Dollars in thousands, except per share data)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    As more fully described in note 19, pursuant to a plan of conversion, Redlands Federal Bank (the Bank) converted from a federally chartered savings bank to a federally chartered stock savings bank effective April 7, 1994. RedFed Bancorp Inc., (the Bancorp) a Delaware corporation organized by the Bank, acquired all of the capital stock of the Bank issued in the conversion. Any references to financial information for periods prior to April 7, 1994, refer to the Bank prior to conversion.

    The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

    PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The accompanying consolidated financial statements of RedFed Bancorp Inc. and subsidiaries (collectively, the Company) include Redlands Federal Bank, a federal savings bank and its wholly owned subsidiaries, Redlands Financial Services, Inc., RedFed Inc. and Redfed Escrow, Inc. RedFed Escrow, Inc. ceased operations in November 1995. RedFed Inc. includes the accounts of Redfed Insurance Services and INVEST Financial Corporation. All material intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

    The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the statement of financial condition, and revenues and expenses for the periods. Actual results could differ from those estimates.

    CASH AND CASH EQUIVALENTS

    For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents. Cash equivalents consist of Federal funds sold, certificates of deposit and U.S. Government securities with an original maturity of 90 days or less.

    LOANS HELD FOR SALE

    Loans held for sale in the secondary market are carried at the lower of cost or estimated market value in the aggregate, as determined by outstanding commitments from investors or current investor requirements. Net unrealized losses are recognized in a valuation allowance by charges against operations.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

    INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

    The Company classifies investment and mortgage-backed securities as held-to-maturity, trading securities, and/or available-for-sale securities. Held-to-maturity investments and mortgage-backed securities are reported at amortized cost, trading securities are reported at fair value, with unrealized gains and losses included in operations, and available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, included as a separate component of stockholders' equity.

    Investments and mortgage-backed securities held-to-maturity are those securities that management has the positive intent and ability to hold to maturity.

    Investment and mortgage-backed securities available-for-sale are those securities which are not held in the trading portfolio and are not held in the held-to-maturity portfolio.

    Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

    LOANS RECEIVABLE

    Loans receivable are stated at unpaid principal balances less undisbursed portion of construction loans, unearned discounts, net deferred loan origination fees and allowances for loan losses. Discounts are amortized using the interest method over the remaining term to maturity.

    Uncollected interest on certain loans identified by management, loans contractually delinquent more than 90 days or loans on which a notice of default is filed is excluded from interest income and accrued interest receivable. When the accrual of interest is discontinued, unpaid interest credited to income in the current year is reversed. Accretion of discounts and deferred loan fees is discontinued when loans are placed on a nonaccrual status. Income is subsequently recognized in the period the loan is reinstated and the obligation is brought current. Payments on nonaccrual loans are recorded as a reduction of principal or as interest income depending on management's assessment of ultimate collectibility of the loan principal.

    The Company has established a monitoring system for its loans and off-balance sheet letters of credit (LOCs) in order to identify impaired loans, potential problem loans and to permit periodic evaluation of the adequacy of allowances for losses in a timely manner. Total loans include the following portfolios: (i) residential one-to-four family loans, (ii) multifamily loans
    (iii) commercial loans, (iv) construction and land loans, and
    (v) nonmortgage loans. In analyzing these loans and LOCs, the Company has established specific monitoring policies and procedures suitable for the relative risk profile and other characteristics of the loans within the various portfolios. The Company's residential one-to-four family, individual lot, spot construction, equity line of credit and nonmortgage loans, are considered to be relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, the Company generally reviews its residential one-to-four family, individual lot, spot construction, equity line of credit and nonmortgage loans by analyzing their performance and the composition of their collateral for the portfolio as a whole. The

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

    frequency and type of review is dependent upon the inherent risk attributed to each loan. The frequency and intensity of the loan review is directly proportionate to the adversity of the loan grade. The Company evaluates the risk of loss and default for each loan and LOC subject to individual monitoring.

    A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by recording a valuation allowance with a corresponding charge to provision for losses on loans. All loans designated by the Company as "impaired" are either placed on nonaccrual or are designated as restructured loans.

    Factors considered as part of the periodic loan review process to determine whether a loan is impaired address both the amount the Company believes is probable that it will collect and the timing of such collection. As part of the Company's loan review process the Company will consider such factors as the ability of the borrower to continue to meet the debt service requirements, assessments of other sources of repayment, the fair value of any collateral and the creditor's prior history in dealing with these types of credits. In evaluating whether a loan is considered impaired, insignificant delays (less than six months) or shortfalls (less than 5% of the payment amount) in payment amounts, in the absence of other facts and circumstances, would not alone lead to the conclusion that a loan was impaired.

    Loans on which the Company has ceased the accrual of interest (nonaccrual loans) constitute the primary component of the portfolio of nonperforming loans. Loans are generally placed on nonaccrual status when the payment of interest is 90 days or more delinquent, or 60 days or more delinquent for loans over $500, or earlier if the timely collection of interest and/or principal appears doubtful or if the loan is in the process of foreclosure. In addition, the Company monitors its loan portfolio in order to identify performing loans with excessive risk characteristics indicating that the collection of principal and interest may not be probable. In the event that the Company believes collection of contractual principal and interest does not appear probable, the Company will designate the loan as impaired and place the loan on nonaccrual status. The Company's policy allows for loans to be designated as impaired and placed on nonaccrual status even though the loan may be current as to the principal and interest payments and may continue to perform in accordance with its contractual terms.

    All nonhomogeneous loans designated by the Company as "impaired" are either placed on nonaccrual status or are designated as restructured loans. Only nonaccrual loans and restructured loans not performing in accordance with their restructured terms are included in nonperforming loans. Additionally, any loans which would be partially or completely classified as Doubtful or Loss would also be considered impaired.

    When a loan is designated as impaired, the Company measures impairment based on (1) the present value of the expected future cash flows of the impaired loan discounted at the loan's original effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. The amount by which the recorded

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                   (Dollars in thousands, except per share data)

    investment of the loan exceeds the measure of the impaired loan is recognized by recording a valuation allowance with a corresponding charge to operations. The Company will charge-off a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan.

    Payments received on impaired loans are recorded as a reduction of principal or as interest income depending on management's assessment of the ultimate collectibility of the loan principal. The amount of interest income recognized is limited to the amount of interest that would have accrued at the loans contractual rate applied to the recorded loan balance, any difference is recorded as a loan loss recovery.

    A "troubled, collateral dependent" loan is one where proceeds for repayment can be expected to come only from the operation and sale of the collateral. The Company considers a loan to be "troubled" under the following circumstances: (1) when a determination has been made that a loan is "impaired," the Company presumes that the loan is troubled or (2) where a loan is not "impaired" it will not generally be deemed to be "troubled," but if there are unique facts which demonstrate unusual risk to the institution, then the loan may nevertheless be considered "troubled."

    A loan is considered "troubled debt restructured" when the Company provides the borrower certain concessions that it would not normally consider. The concessions must be because of the borrower's financial difficulty, and the objective must be to maximize recovery of the Company's investment. Troubled debt restructures include situations in which the Company accepts a note (secured or unsecured) from a third party in payment of its receivable from the borrower, other assets in payment of the loan, an equity interest in the borrower or its assets in lieu of its receivable, or a modification of the terms of the debt including, but not limited to: (i) a reduction in stated interest rate below market rates, (ii) an extension of maturity at an interest rate below market, (iii) a reduction in the face amount of the debt, and/or (iv) a reduction in the accrued interest.

    LOAN ORIGINATION, COMMITMENT FEES AND RELATED COSTS

    Loan fees and certain direct loan origination costs are deferred, with the net fee or cost being amortized to interest income over the contractual life of the related loan using the interest method. When a loan is paid off, any unamortized net loan origination fees are recognized in interest income. Commitment fees and costs relating to commitments where the likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is exercised during the commitment period, the remaining net unamortized commitment fees at the time of exercise are recognized over the life of the loan using the interest method.

    Origination fees for construction loans prior to conversion to permanent financing are recognized using the interest method over the contractual life of the construction loan. If the Company intends to provide the permanent financing on the construction project, the origination fees are recognized using the interest method over lives of the construction and the permanent loans.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statement, Continued

                 (Dollars in thousands, except per share data)

   REAL ESTATE

   Real estate properties acquired through loan foreclosure are initially recorded at fair value less estimated selling costs at the date of foreclosure. If the collateral for the loan has been in-substance foreclosed, the loan is reported as if the real estate had been received in satisfaction of the loan. Once acquired, valuations are periodically obtained by management and an allowance for losses is established by a charge to operations if the carrying value of a property exceeds its fair value less estimated costs of disposal. Real estate properties held for investment are carried at the lower of cost, including cost of improvements and amenities incurred subsequent to acquisition, or net realizable value. All costs of anticipated disposition are considered in the determination of net realizable value. Costs relating to holding the property are expensed.

   ALLOWANCES FOR LOSSES

   The allowance for losses on loans and letters of credit is increased by provisions to operations and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and prospective economic conditions.

   Management believes that allowances for losses are adequate. While management uses available information to recognize losses on loans, real estate and off-balance sheet letters of credit which are deemed to be probable and can be reasonably estimated, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans and real estate. Such agencies may require the Company to recognize additions to the allowances based on their judgments of the information available to them at the time of their examination.

   EXCESS SERVICING FEE RECEIVABLE

   Excess servicing fee receivable (ESFR) results from the sale of mortgage loan participations on which the Company retains servicing rights. ESFRs are determined by computing the difference between the weighted average yield of the loans sold and the yield guaranteed to the purchaser, adjusted for a normal servicing fee. Normal servicing fees are generally defined as the minimum servicing fee which comparable mortgage issuers typically require servicers to charge. The resulting ESFRs are recorded as a gain or loss equal to the present value of such fees to be received over the life of the loans, adjusted for anticipated prepayments. The ESFRs are amortized using the interest method adjusted periodically for actual prepayment experience which offsets the excess servicing fee revenue received.

   Periodically, the Company evaluates the recoverability of ESFRs based on the projected future net servicing income discounted at the same rate used to calculate the original ESFR. Future prepayment rates are estimated based on current interest rates and various portfolio

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statement, Continued

                 (Dollars in thousands, except per share data)

   characteristics, including loan type, interest rate and recent prepayment experience. If the estimated net present value is lower than the current amount of ESFR, a reduction to present value is recorded by a charge to operations.

   PREMISES AND EQUIPMENT

   Land is carried at cost. Buildings and improvements, leasehold and tenant improvements, furniture, fixtures and equipment and automobiles are carried at cost, less accumulated depreciation or amortization, and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets or the term of the related lease, whichever is shorter. The useful lives for the principal classes of assets are:

               ASSET                             USEFUL LIFE
          ---------------------------------      --------------
          Buildings and improvements             10 to 50 years
          Leasehold and tenant improvements      Life of lease
          Furniture, fixtures and equipment      5 to 20 years
          Automobiles                            3 to 4 years

   INCOME TAXES

   The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

   INTEREST ON DEPOSITS

   Interest is either paid to the depositor or added to the savings account on a periodic basis. On term accounts, the forfeiture of interest (because of withdrawal prior to maturity) is offset as of the date of withdrawal against interest expense in the consolidated statements of operations.

   LOSS PER SHARE

   Loss per share is computed on the losses for the years ended December 31, 1996 and 1995 and the period beginning April 7, 1994, the date of conversion to stock form, through December 31, 1994, and is based on the weighted average number of shares outstanding and common stock equivalents, when dilutive, during those periods. Loss per share is not presented for periods prior to the conversion to stock form, as the Bank was a mutual savings bank and no stock was outstanding.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statement, Continued

                 (Dollars in thousands, except per share data)


   EMPLOYEE STOCK OWNERSHIP PLAN

   The Company accounts for the issuance or sale of treasury shares to the Employee Stock Ownership Plan (ESOP) when the issuance or sale occurs, and recognizes compensation expense for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. This results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations result in an offsetting adjustment to additional paid-in capital. Therefore, total capital is not affected.

   STOCK OPTION PLAN

   Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 125 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 125 and provide the pro forma disclosure provisions of SFAS No. 123.

   CURRENT ACCOUNTING PRONOUNCEMENTS

   In June 1996, the FASB issued Statement of Financial Accounting Standards No. 125 (SFAS No. 125), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes all financial and servicing assets it no longer controls and liabilities that have been extinguished. The financial-component approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and should be applied prospectively. Management believes the adoption of SFAS No. 125 on January 1, 1997 will not have a material impact on the Company's operations.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statement, Continued

                 (Dollars in thousands, except per share data)


(2)   CASH AND CASH EQUIVALENTS

      Cash and cash equivalents are summarized as follows:

                                                         DECEMBER 31
                                              -------------------------------
                                                    1996             1995
                                              -------------------------------
Cash on hand and in banks                     $       16,581       18,035
Federal funds sold                                    17,165       12,950
                                              ---------------    ---------------
                                              $       33,746       30,985
                                              ===============    ===============

(3)   INVESTMENT SECURITIES

      The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                                      DECEMBER 31, 1996
                                               ---------------------------------------------------------------
                                                                       GROSS            GROSS      ESTIMATED
                                                AMORTIZED            UNREALIZED       UNREALIZED     FAIR
                                                  COST                  GAINS           LOSSES       VALUE
                                               ------------         -------------    -----------  ------------
      Held-to-maturity:
       U.S. Government securities             $         499                     1             --           500
       Floating agency notes                         13,514                    --           (310)       13,204
       Step up notes                                  8,184                    26             --         8,210
       Callable notes                                12,498                    14            (57)       12,455
                                               ------------         -------------    -----------  ------------

                                              $      34,695                    41           (367)       34,369
                                               ============         =============    ===========  ============


                                                                      DECEMBER 31, 1995
                                               ---------------------------------------------------------------
                                                                       GROSS            GROSS       ESTIMATED
                                               AMORTIZED             UNREALIZED       UNREALIZED      FAIR
                                                  COST                 GAINS            LOSSES        VALUE
                                               ------------         -------------    -----------  ------------
      Held-to-maturity:
       U.S. Government securities             $       3,467                    33             --         3,500
       Floating agency notes                         16,527                    --           (641)       15,886
       Step up notes                                  4,000                    --             (2)        3,998
       Callable notes                                 9,000                    35             --         9,035
       Certificate of deposits                        4,000                    --             --         4,000
       Corporate notes                                4,661                    --            (23)        4,638
                                               ------------         -------------    -----------  ------------

                                              $      41,655                    68           (666)       41,057
                                               ============         =============    ============ ============

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

   Floating agency notes are issued by Government Sponsored Enterprises (GSEs) and have interest rates that adjust quarterly based on the Constant Maturity Treasury Index (CMT). Certain notes have call provisions at the option of the issuer whereby the issuer may redeem the notes at the repricing date. Certain notes have interest rate floors.

   Step up notes are issued by GSEs and have an interest rate that adjusts based on a semiannual or annual predetermined interest rate "step up" schedule.
   The notes are callable prior to the contractual maturity date of the note at the option of the issuer.

   Callable notes are issued by GSEs and are callable prior to the contractual maturity date of the note at the option of the issuer. Callable notes are generally issued at a premium compared to noncallable instruments with similar maturities.

   The remaining contractual principal maturities for the investment securities held-to-maturity as of December 31, 1996 are as follows:

                                                                      MATURING     MATURING    MATURING    MATURING
                                                                       WITHIN     1 YEAR TO   3 YEARS TO     OVER
                                                         TOTAL         1 YEAR      3 YEARS     5 YEARS      5 YEARS
                                                      ----------    -----------  ----------  -----------  ----------
U.S. Government securities                            $     499             499          --           --          --
Floating agency notes                                    13,514              --       8,014        5,500          --
Step up notes                                             8,184              --          --        5,989       2,195
Callable notes                                           12,498              --       6,000        6,498          --
                                                      ---------    ------------  ----------  -----------  ----------

                                                      $  34,695             499      14,014       17,987       2,195
                                                      =========    ============  ==========  ===========  ==========

(4)   MORTGAGE-BACKED SECURITIES

     The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

                                                                               DECEMBER 31, 1996
                                                             ---------------------------------------------------
                                                                              GROSS        GROSS       ESTIMATED
                                                                AMORTIZED   UNREALIZED   UNREALIZED      FAIR
                                                                  COST        GAINS        LOSSES        VALUE
                                                             ------------   ----------   ----------   ----------
Held-to-maturity -
 San Bernardino County bond                                 $      25,327          370           --       25,697
                                                             ============   ==========   ==========   ==========

Available-for-sale:
 GNMA certificates                                          $      16,825           --         (469)      16,356
 FHLMC certificates                                                 1,873           --           (9)       1,864
                                                             ------------   ----------   ----------   ----------

                                                            $      18,698          --          (478)      18,220
                                                             ============   ==========   ==========   ==========


                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

                                                                                DECEMBER 31, 1995
                                                                ------------------------------------------------
                                                                              GROSS        GROSS      ESTIMATED
                                                                AMORTIZED   UNREALIZED   UNREALIZED     FAIR
                                                                  COST        GAINS        LOSSES       VALUE
                                                               ----------   ----------   ----------  -----------
Held-to-maturity -
   San Bernardino County bond                                 $    25,615          498           --       26,113
                                                               ==========   ==========   ==========  ===========


Available-for-sale:
   GNMA certificates                                               21,052           46           --       21,098
   FHLMC certificates                                         $     5,275          130           (2)       5,403
                                                               ----------   ----------   ----------  -----------

                                                              $    26,327          176           (2)      26,501
                                                               ==========   ==========   ==========  ===========

   In November 1995, the FASB issued its Special Report, "A Guide to Implementation of Statement 115 on Accounting for Certain Investments in Debt and Equity Securities" that permitted enterprises to reassess the appropriateness of the classifications of all securities held upon initial adoption of the Special Report, provided that such reassessment and any resulting reclassification was completed no later than December 31, 1995. As a result, the Company reclassified $28,469 of mortgage-backed securities held-to-maturity to the available-for-sale category in December 1995. There was a gain of $395 on the subsequent sale of $21,718 of these securities.

   The mortgage-backed securities included above have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages. The San Bernardino County bond matures in 1998.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)



(5)  LOANS RECEIVABLE

     Loans receivable are summarized as follows:

                                                          DECEMBER 31
                                                    ---------------------
                                                      1996        1995
                                                    ---------   ---------
Mortgage loans:
 One-to-four family residential                    $   425,970    334,691
 Multifamily residential                               170,543    186,375
 Commercial real estate                                 75,235     74,339
 Construction and land                                  57,305     97,815
                                                    ----------  ---------

    Principal balance of mortgage loans                729,053    693,220

 Consumer loans                                         25,804     26,287
                                                    ----------  ---------
                                                       754,857    719,507
Less:
 Undisbursed portion of construction
  loans                                                (12,390)   (18,467)
 Unearned discounts and net deferred
  loan origination fees                                 (2,471)    (3,311)

 Allowance for losses on loans                         (10,134)   (14,745)
                                                    ----------  ---------
                                                       729,862    682,984
Less loans held-for-sale one-to-four
 family residential                                     (4,843)    (4,578)
                                                    ----------  ---------

                                                   $   725,019    678,406
                                                    ==========  =========

   At December 31, 1996, 1995 and 1994, the Company was servicing loans, LOCs and participations in loans owned by others of $138,563, $251,328 and $283,869, respectively. These loans are not included in the accompanying consolidated statements of financial condition.

   The weighted average annualized portfolio yield on loans receivable was 7.44% and 7.57% at December 31, 1996 and 1995, respectively.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

   Loans receivable from executive officers and directors of the Company were as follows:

                                          YEAR ENDED DECEMBER 31
                                          -----------------------
                                             1996         1995
                                          ----------  -----------
Beginning balance                        $     1,274        1,902
 Additions                                        --          160
 Repayments                                     (179)        (788)
                                          ----------  -----------

    Ending balance                       $     1,095        1,274
                                          ==========  ===========


  Activity in the allowance for losses on loans is summarized as follows:

                                           YEAR ENDED DECEMBER 31
                                   ---------------------------------
                                      1996         1995       1994
                                   ---------   ---------  ----------
Balance, beginning of year        $   14,745      18,874     15,373
 Provisions                            2,838       7,938     12,651
 Charge-offs                          (7,889)    (12,577)    (9,178)
 Recoveries                              440         510         28
                                   ---------   ---------  ---------

    Balance, end of year          $   10,134      14,745     18,874
                                   =========   =========  =========

   The following table provides information with respect to the Company's nonaccrual loans and troubled debt restructured (TDR) loans:

                                                 DECEMBER 31
                                        ---------------------------
                                          1996      1995     1994
                                        ---------  -------  -------
Nonaccrual loans                       $   13,298   17,604   14,102
TDR loans                                  12,001    6,888   20,467
                                        ---------  -------  -------

   Total nonaccrual and TDR loans      $   25,299   24,492   34,569
                                        =========  =======  =======

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

   The effect of nonaccrual and TDR loans on interest income for the years ended December 31, 1996, 1995 and 1994 is presented below:

                                  1996       1995       1994
                               --------   --------   --------
Contractual interest due      $   2,124      2,366      2,422
Interest recognized               1,521      1,757      1,790
                               --------   --------   --------

   Net interest foregone      $     603        609        632
                               ========   ========   ========

   The following table identifies the Company's total recorded investment in impaired loans, net of specific allowances, by type at December 31:


                                      1996        1995
                                    --------    --------
Nonaccrual loans:
 Multifamily                        $    764       6,115
 Commercial                               --         223
 Tract construction and land             586         581
TDR loans                             12,001       6,888
Other impaired loans:
 Multifamily                           3,386       5,187
 Commercial                               --         656
 Tract construction and land              --         432
                                    --------    --------

                                    $ 16,737      20,082
                                    ========    ========

   The related impairment valuation allowance at December 31, 1996 and 1995 was $822 and $948, respectively, which is included as part of the allowance for losses on loans in the accompanying consolidated statement of financial condition. The provision for losses and any related recoveries are recorded as part of the provision for losses on loans in the accompanying statement of operations. During the years ended December 31, 1996 and 1995, the Company's average investment in impaired loans was $881 and $1,131, and interest income recorded during this period was $1,166 and $1,510, of which $1,166 and $1,510 was recorded utilizing the cash basis method of accounting described above, respectively.

(6) LETTERS OF CREDIT - TAX EXEMPT BONDS

   The Company has extended letters of credit for the account of owners of projects financed by tax-exempt bonds. The Company guaranteed principal and interest payments in the approximate amounts of $105,967 and $122,633 as of December 31, 1996 and 1995, respectively. Properties securing letters of credit in the amount of $14,093, net of specific valuation allowances, were included in real estate acquired through foreclosure as of December 31, 1995. The letters of credit are collateralized with FHLMC securities, GNMA participation certificates and

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)


   Federal Home Loan Bank of San Francisco (FHLB) letters of credit which are collateralized by pledged mortgage loans. The required value of collateral at December 31, 1996 and 1995 amounted to approximately $124,800 and $143,197, respectively. The collateral book value amounted to approximately $126,994 and $144,572 as of December 31, 1996 and 1995, respectively.

   Activity in the allowance for losses on off-balance sheet letters of credit, included in other liabilities in the statements of financial condition, is as follows:

                                    YEAR ENDED DECEMBER 31
                                 -----------------------------
                                    1996      1995      1994
                                 ---------  --------  --------
Balance, beginning of year       $   7,447     6,908     2,599
 Provisions                          2,402     2,536     9,895
 Charge-offs                        (2,225)   (1,997)   (5,586)
                                 ---------  --------  --------

    Balance, end of year         $   7,624     7,447     6,908
                                 =========  ========  ========

   The project owners have pledged the financed projects against the Company's letters of credit. Should the project owners default on reimbursement agreement payments, the Company could foreclose on the project. If the Company were to default on a letter of credit draw, the bond Trustee would then liquidate the collateral pledged by the Company.

   As of December 31, 1996 and 1995, the Company holds in trust a portion of the proceeds, approximately $360 from one of the aforementioned tax exempt bond projects. These are funds that were withheld from the original fundings until specified conditions are met. The interest earned on the investments is remitted to the project owners on a quarterly basis as specified by the bond agreements.

(7)   ACCRUED INTEREST RECEIVABLE

   Accrued interest receivable is summarized as follows:

                                    DECEMBER 31
                                 ----------------
                                  1996     1995
                                 -------- -------
Loans receivable                $   4,233   4,103
Investment securities                 415     371
Mortgage-backed securities            305     540
                                 -------- -------

                                $   4,953   5,014
                                 ======== =======

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)


(8)   REAL ESTATE

      Real estate acquired through foreclosure is summarized as follows:

                                                    DECEMBER 31
                                                -------------------
                                                  1996       1995
                                                ---------  --------
Properties:
 Acquired in settlement of loans                $   7,186    23,920
 In-substance foreclosures                             --     8,241
                                                ---------  --------
                                                    7,186    32,161
 Less allowance for losses                         (1,386)   (7,601)
                                                ---------  --------

                                                $   5,800    24,560
                                                =========  ========


 Real estate held for sale or investment is summarized as follows:


                                                         DECEMBER 31
                                                     -------------------
                                                        1996      1995
                                                     ---------  --------
Real estate held for investment                      $      --     1,471
Real estate held for sale                                1,626     2,122
                                                     ---------  --------
                                                         1,626     3,593
Less allowance for losses                                 (254)   (1,895)
                                                     ---------  --------

                                                     $   1,372     1,698
                                                     =========  ========

  Activity in the allowance for losses on real estate is summarized as follows:



                                                   YEAR ENDED DECEMBER 31
                                              -------------------------------
                                                1996         1995      1994
                                              ---------   ---------  --------
Balance, beginning of year                    $   9,496       4,378     2,113
 Provisions                                          --       8,336     4,653
 Charge-offs                                     (7,856)     (3,218)   (2,388)
                                              ---------   ---------  --------

Balance, end of year                          $   1,640       9,496     4,378
                                              =========   =========  ========

Allowance for losses on:
 Real estate acquired
  through foreclosure                         $   1,386       7,601     2,612

 Real estate held for sale
  or investment                                     254       1,895     1,766
                                              ---------   ---------  --------

                                              $   1,640       9,496     4,378
                                              =========   =========  ========

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)



  Real estate operations are summarized as follows:

                                                   YEAR ENDED DECEMBER 31
                                              ------------------------------
                                                1996        1995      1994
                                              ---------   --------  --------
Loss on real estate
 operations, net                              $   1,657      1,997     3,737
Gain on sale of real estate,
 net                                               (346)       (75)      (20)
Provision for loss on real
 estate                                              --      8,336     4,653
                                              ---------    -------  --------

                                             $    1,311     10,258     8,370
                                              =========     ======  ========

(9)  PREMISES AND EQUIPMENT

     Premises and equipment are summarized as follows:


                                                          DECEMBER 31
                                                      -------------------
                                                         1996      1995
                                                      ---------  --------
Land                                                 $    3,238     3,266
Buildings and leasehold improvements                     17,855    18,142
Furniture, fixtures and equipment                        13,417    12,193
                                                      ---------  --------
                                                         34,510    33,601
Accumulated depreciation and amortization                16,854    15,982
                                                      ---------  --------

                                                     $   17,656    17,619
                                                      =========  ========

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)



(10)   INCOME TAXES

   Income taxes (benefit) is comprised of the following:


                                            YEAR ENDED DECEMBER 31
                                         ----------------------------
                                           1996      1995      1994
                                         --------  --------  --------


Current:
 Federal                                $      --       120    (4,183)
 State                                          7         4        --
                                         --------  --------  --------

    Current income taxes (benefit)              7       124    (4,183)
                                         --------  --------  --------

Deferred:
 Federal                                     (852)   (3,759)   (4,367)
 State                                      1,184      (157)     (440)
                                         --------  --------  --------

                                              332    (3,916)   (4,807)

    Change in valuation allowance            (332)    3,916    10,140
                                         --------  --------  --------

    Deferred income taxes                      --        --     5,333
                                         --------  --------  --------

    Income taxes                        $       7       124     1,150
                                         ========  ========  ========

   The Company's effective income taxes differs from the amount determined by applying the statutory federal rate to earnings (loss) before income taxes as follows:

                                              YEAR ENDED DECEMBER 31
                                            ---------------------------
                                              1996      1995      1994
                                            -------  --------  --------
Income taxes at federal tax rate           $   (119)   (2,706)   (8,816)
Tax-exempt income                              (406)     (632)     (568)
California franchise tax, net of
 federal income tax benefit                     (26)     (504)      244

Change in valuation allowance                  (332)    3,916    10,140
Other                                           (67)       50       150
Loss of California net operating loss           957        --        --
                                            -------  --------  --------

                                           $      7       124     1,150
                                            =======  ========  ========

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                   (Dollars in thousands, except per share data)

   The tax effects of temporary differences that give rise to significant portions of the net deferred income tax asset and deferred income tax benefit are presented below:


                                                       DEFERRED                                DEFERRED
                                                       INCOME                                   INCOME
                                   DECEMBER 31,         TAXES            DECEMBER 31,            TAXES             DECEMBER 31,
                                      1996            (BENEFIT)            1995                (BENEFIT)               1994
                                 ---------------  -------------------  -------------------  ------------------  -------------------

Deferred tax assets:
 Accrued expenses               $       --                   --                   --                 180                  180
 Allowance for losses on
  loans and real estate              4,612                9,519               14,131              (1,980)              11,093
  Core deposit intangible               82                  (82)                  --                  --                   --
 Pension and deferred
  compensation                        (290)               1,397                1,107                (426)                 681
  Other                                522                   70                  592                (941)                (349)
 Mark to market                       (163)                 221                   58                 (58)
 Net operating loss
  carryforward                      13,546              (10,750)               2,796                (543)               3,311
                           ---------------  -------------------  -------------------  ------------------  -------------------
                                    18,309                  375               18,684              (3,768)              14,916
 Valuation allowance               (14,639)                (332)             (14,971)              3,916              (11,055)
                           ---------------  -------------------  -------------------  ------------------  -------------------
                                     3,670                   43                3,713                 148                3,861
                           ---------------  -------------------  -------------------  ------------------  -------------------
Deferred tax liabilities:
 Premises and equipment              1,193                  209                  984                (952)               1,936
 FHLB stock                          1,286                  181                1,105                 193                  912
 Installment sale                       --                   --                   --                   7                   (7)
 Accrued interest and other           (108)                  92                 (200)               (506)                 306
 California franchise tax            1,035                 (525)               1,560               1,110                  450
                           ---------------  -------------------  -------------------  ------------------  -------------------
                                     3,406                  (43)               3,449                (148)               3,597
                           ---------------  -------------------  -------------------  ------------------  -------------------


    Net deferred tax asset      $      264                   --                  264                  --                  264
                           ===============  ===================  ===================  ==================  ===================

   On August 20, 1996, the President signed the Small Business Job Protection Act (the Act) into law. The act repeals the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Company, therefore, will be required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction. The deduction percentage was 8% for the years ended December 31, 1995 and 1994. Alternatively, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the Experience Method). The Company computed its bad debt deduction utilizing the Experience Method in 1995 and 1994.

   In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (a) the reversal of taxable temporary differences, (b) future operations exclusive of reversing temporary differences and (c) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. As of December 31, 1996 and 1995, the valuation allowance against deferred tax assets amounted to $14,639 and $14,971. Deferred tax assets as of December 31, 1996 and 1995 have been recognized to the extent of the expected reversal of taxable temporary differences and the amount of federal income tax paid in the carryback period which would be recoverable through the carryback of net operating losses.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

   Based on the Company's current and historical pretax earnings, adjusted for significant items, management believes it is more likely than not that the Company will realize the benefit of the existing net deferred tax asset at December 31, 1996. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

   At December 31, 1996, the Company had net operating loss carryforwards (NOLs) aggregating approximately $33,800 for federal income tax purposes and approximately $17,900 for California franchise tax purposes available to offset taxable income in future tax years. The federal NOLs would expire, if not utilized, in taxable years 2009 and 2011 and the California NOLs would expire in 1999 and 2001.

   Section 382 of the Internal Revenue Code of 1986 (Section 382), as amended, provides in general that if a corporation undergoes an ownership change, the amount of taxable income that the corporation may offset after the date of such ownership change with NOLs and certain built-in losses existing at the date of such ownership change will be subject to an annual limitation. The Company's NOLs could become subject to certain limitations on utilization in the event the Company undergoes an ownership change within the meaning of
   Section 382.

(11)   DEPOSITS

   Deposits and their respective weighted average interest rates are summarized as follows:

                                                                                 DECEMBER 31
                                                    ----------------------------------------------------------------------
                                                             1996                                   1995
                                                    ---------------------------    ----------------------------------------
                                                       WEIGHTED                          WEIGHTED
                                    INTEREST            AVERAGE                          AVERAGE
                                   RATE RANGE            RATE         AMOUNT              RATE                    AMOUNT
                                 --------------   ----------------   ----------     ------------------    ---------------
Savings deposits                   2.00 - 4.21      3.00%          $   169,730                2.64%          $   160,453
Money market deposits              2.45 - 2.55      2.44                 9,480                2.55                10,925
Interest bearing checking (NOW)
 deposits                          1.05 - 1.30      1.06                83,212                1.16                83,470
Non-interest bearing deposits          --            --                 19,991                  --                15,384
Certificates of deposit            2.81 - 5.97      5.32               508,390                5.47               506,296
                                                                     ---------                               -----------

                                                    4.20%          $   790,803                4.27%         $    776,528
                                                                   ===========                               ===========

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

   At December 31, 1996 and 1995, deposits with balances greater than $100 totaled $70,039 and $62,835, respectively.

   Certificates of deposit at December 31, 1996 mature as follows:

            Immediately withdrawable      $       104
             Less than one year               401,004
             One to two years                  72,518
             Two to three years                23,677
             Three to four years                6,581
             Four to five years                   995
             More than five years               3,511
                                           ----------

                                          $   508,390
                                           ==========

   At December 31, 1996, $1,263 of public funds on deposit were secured by FHLB letter of credit of $1,500. At December 31, 1995, $1,199 of public funds on deposit were secured by loans receivable with an aggregate carrying value of $4,137.

   Interest expense on deposits is summarized as follows:

                                              YEAR ENDED DECEMBER 31
                                            ---------------------------
                                              1996       1995     1994
                                            --------- -------- --------
Savings deposits                           $    5,003    4,002    3,969
Money market deposits                             246      305      371
Interest-bearing checking (NOW) deposits          882    1,000      997
Certificates of deposit                        25,848   29,651   22,708
                                            --------- -------- --------

                                           $   31,979   34,958   28,045
                                            ========= ======== ========

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)


(12)   OTHER BORROWED MONEY

   Other borrowed money consisted of the following:

                                            DECEMBER 31
                                        -----------------
                                           1996     1995
                                        -------- --------
Notes payable:
 FHLB advances                         $      --   10,000
 Notes Payable Revenue Bonds                 708   17,423
 Loma Linda Housing Revenue Bonds          3,710    3,710
                                        -------- --------

                                       $   4,418   31,133
                                        ======== ========

   As of December 31, 1996 and 1995, the Company had an available line of credit from the FHLB in the approximate amount of $218,131 and $135,976, respectively. The remaining unused balance of the FHLB line of credit was $100,383 and $20,899 at December 31, 1996 and 1995, respectively. This line is secured by the pledge of certain loans receivable aggregating $241,977 and $266,894 and the Company's required investment in $100 par value capital stock of the FHLB totaling, at cost, $6,486 and $6,914 at December 31, 1996 and 1995, respectively.

   The note payable revenue bond is the result of the Company assuming $708 of the City of Hemet Housing Revenue Bond Series 1988, which was restructured during 1996. The revenue bond bears a variable interest rate which resets weekly. The interest rate of the bond as of December 31, 1996 was 3.40%.

   The note payable related to the Loma Linda Housing Revenue Bonds bears an interest rate of 7.375%. The interest is payable every June 1 and December
   1. The note is collateralized with FHLMC securities. The book value of the FHLMC securities at December 31, 1996 and 1995 amounted to $7,364 and $5,169, respectively. The Company may not prepay the Loma Linda Housing Revenue Bonds prior to June 1, 1999. Beginning June 1, 1999 and thereafter, the Company may prepay the bonds, in whole or in part, without regard to prepayment by the developer, on the following dates upon payment of a redemption premium (expressed as percentages of the principal amount prepaid) set forth in the following table, together with interest payable on the amount prepaid to the date fixed for redemption:

                                               PREPAYMENT
            PREPAYMENT DATES                    PREMIUM
      --------------------------------    --------------------
June 1, 1999 through May 31, 2000                  1%
June 1, 2000 and thereafter                       --%

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

A summary of contractual maturities on other borrowed money is as follows:


         YEAR                          DECEMBER 31, 1996
         ----                          -----------------
         1998                               $  475
         1999                                  233
         2000 and thereafter                 3,710
                                            ------
                                            $4,418
                                            ======

(13) EMPLOYEE BENEFIT PLANS

     The Company maintains a defined benefit retirement plan (retirement plan) covering substantially all of its employees. The benefits are based on each employee's years of service and final average earnings. An employee becomes fully vested upon completion of five years of qualifying service. The Company's Board of Directors approve the amount to be funded annually which may range from the minimum to the maximum amount that can be deducted by the Company for federal income tax purposes. The Company also has an unfunded supplemental retirement plan for selected employees and unfunded retirement plan for outside directors. All plans were frozen effective June 30, 1995. The Board of Directors in December 1996 voted to terminate the retirement plan in accordance with its terms and with applicable Federal laws.

                               REDFED BANCORP INC.
                                AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements, Continued

                   (Dollars in thousands, except per share data)

   The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of financial condition at December 31, 1996 and 1995:

                                                         1996
                                          -----------------------------------
                                                                    OUTSIDE
                                                    SUPPLEMENTAL   DIRECTORS
                                         PENSION     RETIREMENT    RETIREMENT
                                           PLAN         PLAN          PLAN
                                         ---------  ------------   ----------
Actuarial present value of benefit
 obligation:
   Accumulated benefit obligation          $ 11,548       1,275         376
                                           ========    ========    ========
   Vested benefit obligation               $ 11,364       1,275         336
                                           ========    ========    ========
Projected benefit obligation for
 service rendered to date                  $ 11,548       1,275         376
Plan assets at fair value                    18,544          --          --
                                           --------    --------    --------
    Projected benefit obligation in
     excess of (less than) plan assets       (6,996)      1,275         376
Unrecognized net gain (loss) from past
 experience different from that assumed
 and effects of changes in assumptions        4,785        (408)         (3)
Unrecognized net obligation at April 1,
 1987 being recognized over twelve years         --         (52)         --
Unrecognized prior service cost                  --          --        (189)
Additional liability resulting from
 minimum liability provisions                    --         460         192
                                           --------    --------    --------
    Accrued (prepaid) retirement and
     supplemental costs included in the
     accompanying financial statements     $ (2,211)      1,275         376
                                           ========    ========    ========


                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements, Continued

                   (Dollars in thousands, except per share data)

                                                                   1995
                                            ---------------------------------------------------------
                                                                                        OUTSIDE
                                                                SUPPLEMENTAL           DIRECTORS
                                               PENSION           RETIREMENT           RETIREMENT
                                                PLAN               PLAN                 PLAN
                                            ----------------------------------------------------------
Actuarial present value of benefit
 obligation:
   Accumulated benefit obligation          $    11,965                 1,184                  271
                                            ==========            ==========            =========
   Vested benefit obligation               $    11,677                 1,184                  271
                                            ==========            ==========            =========
Projected benefit obligation for
 service rendered to date                  $    11,965                 1,184                  302
Plan assets at fair value                      (16,492)                   --                  --
                                            ----------            ----------            ---------
    Projected benefit obligation in
     excess of (less than) plan assets          (4,527)                1,184                  302
Unrecognized net gain (loss) from past
 experience different from that assumed
 and effects of changes in assumptions           2,914                  (331)                  18
Unrecognized net obligation at April 1,
 1987 being recognized over twelve years            --                   (62)                  --
Unrecognized prior service cost                     --                    --                 (203)
Additional liability resulting from
 minimum liability provisions                       --                   393                  154
                                            ----------            ----------            ---------
    Accrued (prepaid) retirement and
     supplemental costs included in the
     accompanying financial statements     $    (1,613)                1,184                  271
                                            ==========            ===========           =========

                             REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements, Continued

                   (Dollars in thousands, except per share data)

   Net periodic pension cost for the Pension, Supplemental Retirement and Outside Directors Retirement plans for 1996, 1995 and 1994 includes the following components:

                                                                1996
                                            --------------------------------------------
                                                                             OUTSIDE
                                                         SUPPLEMENTAL       DIRECTORS
                                             PENSION      RETIREMENT       RETIREMENT
                                              PLAN           PLAN              PLAN
                                            ----------   -------------    --------------
Service cost - benefits earned during
 the period                                $        --             --                28
Interest cost on projected benefit
 obligation                                        846             93                25
Return on plan assets                           (3,000)            --                --
Net amortization and deferral                    1,557             29                14
                                            ----------   ------------     -------------
   Net periodic pension (income) cost      $      (597)           122                67
                                            ==========   ============     =============


                                                                1995
                                            --------------------------------------------
                                                                             OUTSIDE
                                                         SUPPLEMENTAL       DIRECTORS
                                             PENSION      RETIREMENT       RETIREMENT
                                              PLAN           PLAN              PLAN
                                            ----------   -------------    --------------

Service cost - benefits earned during
 the period                                $       431             --                20
Interest cost on projected benefit
 obligation                                        978             92                24
Return on plan assets                           (3,236)            --                --
Net amortization and deferral                    1,972             20                14
                                            ----------   ------------     -------------
   Net periodic pension cost               $      145             112                58
                                            ==========   ============     =============

                             REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)

                                                             1994
                                            --------------------------------------------
                                                                             OUTSIDE
                                                         SUPPLEMENTAL       DIRECTORS
                                             PENSION      RETIREMENT       RETIREMENT
                                              PLAN           PLAN              PLAN
                                            ----------   -------------    --------------
Service cost - benefits earned during
 the period                                $       950              50                27

Interest cost on projected benefit
 obligation                                      1,011              56                23

Return on plan assets                               21              --                --
Net amortization and deferral                   (1,106)             10                14
                                            ----------   -------------    --------------

   Net periodic pension cost               $       876            116                64
                                            ==========   ============     =============

   The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets for 1996 and 1995 are as follows:

                                                     1996
                             --------------------------------------------------
                                                                   OUTSIDE
                                              SUPPLEMENTAL         DIRECTORS
                                PENSION        RETIREMENT         RETIREMENT
                                 PLAN             PLAN               PLAN
                             --------------------------------------------------
Actuarial present values:
 Weighted average discount
  rate                          7.50%              7.50%             7.50%
 Rate of increase in future
  compensation                   N/A                N/A               N/A

 Expected long-term return
  on plan assets                8.00%               N/A               N/A

 Post retirement cost of
  living allowance              3.00%              3.00%              N/A

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)

                                                                       1995
                                                --------------------------------------------------
                                                                                        OUTSIDE
                                                                   SUPPLEMENTAL        DIRECTORS
                                                   PENSION         RETIREMENT          RETIREMENT
                                                    PLAN             PLAN                PLAN
                                                --------------------------------------------------
Actuarial present values:
 Weighted average discount rate                       7.25%                7.25%             7.25%

 Rate of increase in future
  compensation                                        5.50%                5.50%              N/A

 Expected long-term return on plan assets             8.00%                 N/A               N/A

 Post retirement cost of living allowance             3.00%                3.00%              N/A


The latest actuarial valuation is as of December 31, 1996.

Effective June 30, 1995, the Company elected to freeze contributions to the retirement plan and to partially freeze contributions to the director's plan, resulting in a curtailment gain of $3,390.

On January 15, 1997, a notice of intent to terminate the retirement plan in accordance with its terms and with applicable Federal laws was distributed to all participants. The proposed termination date will be March 15, 1997 and is intended to be a voluntary standard termination in accordance with rules and regulations issued by the Pension Benefit Guaranty Corporation.

In December 1990, the FASB issued Statement of Financial Standards No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other than Pensions." The Company adopted SFAS No. 106 when it converted to a public company. The Company currently provides medical coverage to eligible post retirement employees. The Company elected to amortize the transition obligation of implementing SFAS No. 106 over a 20-year period. The Company charged $74 to compensation expense during the year ended December 31, 1996. The actuarial present value of the full benefit obligation at December 31, 1996 was $493.

EMPLOYEE 401(K) SAVINGS PLAN

The Company has a 401(k) savings plan (formerly known as the profit-sharing plan) for employees who meet certain length of service requirements. The plan expense is determined atEthe discretion of the Board of Directors and no amounts were provided for the years ended December 31, 1996, 1995 and 1994.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

As part of the conversion, an ESOP was established for all employees who have completed one year of service with the Company during which the employee has served a minimum of 1,000 hours. The ESOP is internally leveraged and borrowed $2,447 from the Company to purchase 305,900 shares of the common stock of RedFed Bancorp Inc. issued in the Conversion. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)

period of seven years. At December 31, 1996 and 1995, the outstanding balance on the loan was $1,398 and $1,748, respectively. Shares purchased with the loan proceeds are held in a trust account for allocation among participants as the loan is repaid. At December 31, 1996, 131,100 shares have been committed and 174,800 shares remain in the trust account. Contributions to the ESOP and shares released from the trust account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Bank or the Company. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The expense related to the ESOP for the year ended December 31, 1996 and 1995 was approximately $448 and $392, respectively. At December 31, 1996 and 1995, unearned compensation related to the ESOP approximated $1,398 and $1,748, respectively, and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition. At December 31, 1996, the fair value of unearned ESOP shares is $2,360.


INCENTIVE PLANS

RECOGNITION AND RETENTION PLAN (RRP)

As part of the conversion, the Company adopted the RRP as a method of providing officers, employees and nonemployee directors of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. The Company contributed funds to the RRP to enable the RRP to acquire, in the aggregate, 3% or 131,100 of the shares of common stock in the conversion. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Shares allocated vest over a period of one to five years commencing on April 7, 1995 and continuing on each anniversary date thereafter. Awards are automatically vested upon a change in control of the Company or the Bank. In the event that before reaching normal retirement, an officer, employee or director terminates service with the Company or the Bank, that person's nonvested awards are forfeited.

The expense related to the RRPs for fiscal 1996 and 1995 was approximately $210 and $208, respectively. At December 31, 1996 and 1995, unearned compensation related to the RRPs was approximately $472 and $682, respectively, and is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.

LONG-TERM INCENTIVE PLAN

In June 1995, the Company's stockholders approved the 1995 Long-Term Incentive Plan (LTIP) which was adopted by the Company's Board of Directors in April 1995. The Plan authorizes the granting of stock options and limited rights and restricted awards up to 5% of the outstanding common stock (218,000 shares) for ten years following the date of the planOs adoption. As of the record date, 75,000 shares subject to options which become exercisable in five equal annual installments commencing one year from the grant date and 43,000 restricted

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)

stock awards, 5,000 which are immediately vested and 38,000 which are performance based and will be awarded over a one to five-year period at the discretion of the Board of Directors, commencing from grant date, were authorized and approved. As of December 31, 1996, 7,600 shares had been awarded. The expense related to the LTIP for 1996 and 1995 was $94 and $122, respectively.

STOCK OPTION PLANS

At the special meeting of stockholders held on June 29, 1994, the stockholders of the Company ratified two stock option plans, the 1994 Incentive Stock Option Plan (the Stock Plan) and the 1994 Stock Option Plan for Outside Directors (the Directors' Plan). Both plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. The Stock Plan and the Directors' Plan are intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employment of the Company or its subsidiaries. Awards granted under the Stock Plan may include incentive stock options, nonstatutory options and limited rights which are exercisable only upon a change in control of the Bank or the Company. Awards under the Directors' Plan are nonstatutory options.

The Directors' Plan authorizes the granting of stock options for a total of 109,250 shares of common stock or 2.5% of the shares issued in the conversion. The Stock Plan authorizes the granting of stock options for a total of 327,750 shares of common stock or 7.5% of the shares issued in the conversion. All options granted under both plans in connection with the conversion were granted at an exercise price of $8.00 per share, which was the offering price of the common stock on the conversion date.

All options granted under the Directors' Plan will become exercisable in three equal annual installments commencing April 7, 1995 and continuing on each anniversary date thereafter. Options granted to a subsequently elected outside director will become exercisable on the April 7 following that date on which such subsequent outside director is qualified and first begins to serve as director, provided, however, that in the event of death, disability, retirement or upon a change in control of the Company or the Bank, all options previously granted would automatically become exercisable. Each option granted under the Directors' Plan expires upon the earlier of ten years following the date of grant, or one year following the date the optionee ceases to be a director.

All options granted under the Stock Option Plan are exercisable in five equal annual installments commencing April 7, 1995 and continuing on each anniversary date thereafter. All options will be exercisable in the event of the optionee's death, disability, retirement or upon a change in control of the Company or the Bank. Each option granted under the Stock Plan may be exercisable for three months following the date on which the employee ceases to perform services for the Bank or the Company, except that in the event of death, disability, retirement or upon a change in control of the Company or the Bank, options may be exercisable for up to one year thereafter or such longer period as determined by the Company.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


   The 75,000 shares granted in 1995 were subject to stock options granted under the LTIP, effective April 1995. These options based on the grant day fair value have a derived fair value per option at December 31, 1996 and 1995 of $5.42 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 5.15%, an expected life of 10.07 years and expected volatility of 30%. The aggregate fair value of options on the grant date was $406.

   The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's net loss would have been increased to the pro forma amounts indicated below:

                                        DECEMBER 31
                                     ----------------
                                      1996      1995
                                     ------    ------

Net loss as reported                  $(357)    (8,085)
                                      =====     ======

Pro forma net loss                     (438)    (8,166)
                                      =====     ======

Net loss per share as reported
                                      (0.07)     (2.03)
                                      =====     ======

Pro forma loss per share              (0.08)     (2.05)
                                      =====     ======

   Pro forma net loss reflects only options granted in 1995 and vested at 20% each year. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma net loss amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)

   A summary of stock option transactions under the plans for the years ended December 31, 1996, 1995 and 1994 follows:

                                           1996                           1995                              1994
                               ----------------------------    --------------------------     --------------------------
                                                  WEIGHTED                      WEIGHTED                      WEIGHTED
                                                  AVERAGE                        AVERAGE                      AVERAGE
                                NUMBER OF         OPTION         NUMBER OF       OPTION        NUMBER OF      OPTION
                                 SHARES            PRICE          SHARES          PRICE         SHARES         PRICE
                               ----------        ----------    ------------    ----------     -----------  -------------
Options outstanding,
 beginning of period              487,248       $    8.31           437,000        $   8.00            --        $     --


  Granted                              --              --            75,000           10.04         437,000          8.00
  Exercised                       (25,450)           8.00                --              --             --             --
  Forfeited                        (2,028)           8.00           (24,752)           8.00             --             --
                              -----------     -----------       -----------      ----------    -----------    -----------

Options outstanding, end of
 period
                                  459,770    $       8.33           487,248    $       8.31        437,000   $       8.00
                              ===========     ===========       ===========      ==========    ===========    ===========
Options exercisable
                                  245,911    $       8.12           183,191    $       8.00             --   $         --
                              ===========     ===========       ===========      ==========    ===========    ===========


(14) REGULATORY CAPITAL AND OTHER DISCLOSURES

   The Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) was signed into law on August 9, 1989; regulations for savings institutions' minimum capital requirements went into effect on December 7, 1989. In addition to its capital requirements, FIRREA includes provisions for changes in the Federal regulatory structure for institutions including a new deposit insurance system, increased deposit insurance premiums and restricted investment activities with respect to noninvestment grade corporate debt and certain other investments. FIRREA also increases the required ratio of housing-related assets in order to qualify as a savings institution.

   FIRREA regulations require institutions to have a minimum regulatory tangible capital equal to 1.5% of total assets, a minimum 3.0% core capital ratio and as of December 31, 1993, an 8.0% risk-based capital ratio. The Bank was in compliance with such requirements at December 31, 1996.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)

   Presented below is a reconciliation as of December 31, 1996, between the Bank's capital under generally accepted accounting principles (GAAP) and Regulatory Capital levels as presently defined under FIRREA.

                                                            REDLANDS FEDERAL BANKOS
                                                        REGULATORY CAPITAL REQUIREMENT
                                            ---------------------------------------------------
                                               TANGIBLE       CORE (TIER 1)     RISK-BASED
                                                CAPITAL          CAPITAL          CAPITAL
                                            --------------  -----------------  ----------------
Capital of the Bank presented on a GAAP
 basis                                     $       68,331            68,331            68,331


Adjustments to GAAP Capital to arrive
 at Regulatory Capital:
  Securities valuation allowance                      478               478               478
  Investments in and advances to
   "nonincludable" consolidated
   subsidiaries                                    (1,335)           (1,335)           (1,335)


  Other exclusions from capital                       (87)              (87)             (155)
  General loan valuation allowance                     --                --             8,313
                                            -------------      ------------    --------------

Adjusted capital                                   67,387            67,387            75,632

FIRREA regulatory capital requirement              13,071            26,142            52,512
                                            -------------      ------------    --------------

     Amount by which adjusted capital
      exceeds requirement                  $       54,316            41,245            23,120
                                            =============      ============    ==============

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)


   The following table summarizes the BankOs actual capital and required capital under prompt corrective action provisions of Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) as of December 31, 1996:


                                                                                                TO BE WELL CAPITALIZED
                                                          FOR CAPITAL ADEQUACY                 UNDER PROMPT  CORRECTIVE
                                        ACTUAL                  PURPOSES                          ACTION PROVISIONS
                                --------------------    --------------------------            ---------------------------
                                 AMOUNT       RATIO     AMOUNT              RATIO             AMOUNT               RATIO
                                --------     -------   --------             -------           --------             -------
Total capital (to
 risk-weighted assets)        $   75,632    11.52%   $  52,512  (greater or equal to) 8.00%  $ 65,641  (greater or equal to) 10.00%


Core (Tier 1) capital (to
 total assets)                    67,387     7.73       34,857  (greater or equal to) 4.00     52,285  (greater or equal to)  6.00


Tier 1 leverage (to average
 assets)                          67,387     7.83       34,421  (greater or equal to) 4.00     34,421  (greater or equal to)  4.00


Tier 1 capital (to risk
 weighted assets)                 67,387    10.27       34,421  (greater or equal to) 4.00     34,421  (greater or equal to)  4.00


Tangible capital (to total
 assets)                          67,387     7.73       34,857  (greater or equal to) 4.00     43,571  (greater or equal to)  5.00



   In addition, savings institutions are also subject to the provisions of the FDICIA which was signed into law on December 19, 1991. Regulations implementing the prompt corrective action provisions of FDICIA became effective on December 19, 1992. In addition to the prompt corrective action requirements, FDICIA includes significant changes to the legal and regulatory environment for insured depository institutions, including reductions in insurance coverage for certain kinds of deposits, increased supervision by the Federal regulatory agencies, increased reporting requirements for insured institutions and new regulations concerning internal controls, accounting and operations.

   The Office of Thrift Supervision (OTS) is required by FDICIA to prescribe minimum acceptable operational and managerial standards and standards for asset quality, earnings and valuation of publicly-traded shares. The operational standards cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. The asset quality and earnings standards specify a maximum ratio of classified assets to capital and minimum earnings sufficient to absorb losses. Any institution that fails to meet such standards must submit a plan for corrective action within 30 days, and will be subject to a host of restrictive sanctions if it fails to implement the plan.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

                  Notes to Consolidated Financial Statements

                   (Dollars in thousands, except share data)

   In April 1995, the Bank entered into a supervisory agreement with the OTS. The supervisory agreement required the Bank to develop and submit a revised business plan that includes specific plans for the reduction of classified assets and general and administrative expenses and the continued maintenance of adequate regulatory capital levels. The agreement also required the Bank to develop improved internal assets review policies and procedures and to explore the possibility of raising additional capital. Failure to comply with the supervisory agreement entered into with the OTS could have subjected the Bank and/or its officers and directors to administrative enforcement actions, including civil money penalties and/or cease and desist orders. On August 26, 1996, following the recapitalization of the Company, the OTS terminated the supervisory agreement with the Bank.

   The prompt corrective action regulations define specific capital categories based on an institution's capital ratios. The capital categories, in declining order, are "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized." Institutions categorized as "undercapitalized" or worse are subject to certain restrictions, including the requirement to file a capital plan with the OTS, prohibitions on the payment of dividends and management fees, restrictions on executive compensation and increased supervisory monitoring, among other things. Other restrictions may be imposed on the institution either by the OTS or by the FDIC, including requirements to raise additional capital, sell assets or sell the entire institution. Once an institution becomes "critically undercapitalized" it is generally placed in receivership or conservatorship within 90 days.

   To be considered "well capitalized," a savings institution must generally have a core capital ratio of at least 4%, a Tier 1 risk-based capital ratio of at least 4% and a total risk-based capital ratio of at least 8%. An institution is deemed to be "critically undercapitalized" if it has a tangible equity ratio of 2% or less. At December 31, 1996, the Bank's regulatory capital was in excess of the amount necessary to be "well capitalized."

   Deposits in the Bank are presently insured by the Savings Association Insurance Fund (SAIF). On September 30, 1996, an industrywide one-time special assessment was mandated to recapitalize the SAIF. The special assessment was levied at 65.7 cents against every $100 of insured deposits of all savings institutions at March 31, 1995. As a result, the Bank recorded $5,421 for such assessment in the year ended December 31, 1996. The recapitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for the Bank.

(15) COMMITMENTS AND CONTINGENCIES

   The Company and subsidiaries have incurred various outstanding commitments and contingent liabilities in the ordinary course of business that are not reflected in the accompanying consolidated financial statements as follows:

   LITIGATION

   The Company is a named defendant in two wrongful termination lawsuits. One of the lawsuits was filed on March 25, 1996 in the San Bernardino County Superior Court by a former officer whose position was eliminated in a May 1995 reduction in force. The plaintiff in that lawsuit

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

   alleges that the plaintiff had an oral employment agreement with the Company which was breached by the plaintiff's termination and that such termination was a result of age discrimination. The plaintiff seeks an unspecified amount of damages. The Company has denied any liability and has engaged outside counsel to defend against the action.

   The second wrongful termination lawsuit was filed on August 14, 1996 in the San Bernardino County Superior Court by a former senior officer who elected to take early retirement in August 1995. By motion of the Company, the lawsuit was removed to the United States District Court for the Central District of California. The plaintiff alleges that the plaintiff was constructively discharged in violation of an alleged oral agreement and as the result of age discrimination. The lawsuit seeks compensatory and punitive damages in an aggregate of $3,250. The Company has denied any liability and has engaged outside counsel to defend against the action.

   The Company is also named defendant in a lawsuit filed on January 9, 1996 in the San Bernardino County Superior Court by a bonding company which alleges that the Bank is bound to reimburse it for certain sums paid by the bonding company to complete a construction project formerly financed by the Company. The lawsuit seeks an unspecified amount of damages. The Company has denied any liability and has engaged outside counsel to defend against the action.

   The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. All legal proceedings in the aggregate are believed by management to be immaterial to the Company.

   LEASE COMMITMENTS

   The Company leases various office facilities under operating leases which expire through the year 2013. Net rent expense under operating leases, included in occupancy and equipment expense, was approximately $264, $263 and $249 for the years ended December 31, 1996, 1995 and 1994, respectively. A summary of future minimum lease payments under these agreements follows:

                                              AMOUNT
                                              ------
           Years ending December 31:
               1997                          $  193
               1998                             154
               1999                             143
               2000                             143
               2001                             143
               2002 and thereafter            1,189
                                             ------
                                             $1,965
                                             ======

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

     LETTERS OF CREDIT - TAX EXEMPT BONDS

     The Company has extended letters of credit for the account of several owners of projects financed by tax-exempt bonds. See notes 6 and 12.

     LETTERS OF CREDIT - OTHER

     The Company has extended letters of credit to guarantee the performance of customers to third parties under various circumstances. The letters of credit are generally secured by real property or other assets of the customers, as deemed necessary by the Company. At December 31, 1996 and 1995, the letters of credit amounted to approximately $1,463 which is secured by either a Deed of Trust against real property or a loan agreement secured by real property. The letters of credit may only be drawn upon by a third party in the event of lack of contractual performance by the Company's customer.

(16) OFF-BALANCE SHEET RISK

     CONCENTRATIONS OF OPERATIONS AND ASSETS

     The Company's operations are located entirely within Southern California and at December 31, 1996 and 1995, approximately 89% and 97%, respectively, of the Company's mortgage loans were secured by real estate in Southern California.

     OFF-BALANCE SHEET CREDIT RISK

     In the normal course of meeting the financing needs of its customers and reducing exposure to fluctuating interest rates, the Company is a party to financial instruments with off-balance sheet risk. These financial instruments (commitments to originate loans and extend letters of credit) include elements of credit risk in excess of the amount recognized in the accompanying consolidated statements of financial condition. The contractual amounts of those instruments reflect the extent of the Company's involvement in these particular classes of financial instruments.

     The Company's exposure to off-balance sheet credit risk (i.e., losses resulting from the other party's nonperformance of financial guarantees) is represented by the following contractual amounts:

                                                              DECEMBER 31
                                                         -------------------
                                                             1996      1995
                                                         -------------------

             Commitments to originate fixed and
              variable rate mortgage loans                $  7,214      641
                                                          ========   ======

             Standby letters of credit                    $107,430   94,326
                                                          ========   ======

                             REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

     Commitments to originate fixed and variable rate loans represent commitments to lend to a customer, provided there are no violations of conditions specified in the agreement. At December 31, 1996, the Company had entered into $6,563 of variable rate commitments to originate residential mortgage loans with an interest rate range of 3.95% to 9.15% and $651 of fixed rate commitments with an interest rate range of 7.63% to 9.75%. At December 31, 1995, the Company had entered into $375 of variable rate commitments to originate residential mortgage loans with an interest rate range of 4.15% to 9.00% and $266 of fixed rate commitments with an interest rate range of 6.88% to 7.55%. The average commitment term offered is 20 days at December 31, 1996. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. The Company controls credit risk by evaluating each customer's creditworthiness on a case-by-case basis and by using systems of credit approval, loan limitation and various underwriting and monitoring procedures.

     Included in standby letters of credit at December 31, 1996 and 1995 are $105,967 and $92,863, respectively, of letters of credit issued by the Company to guarantee the principal and interest payments on certain tax exempt bonds. Also included in standby letters of credit at December 31, 1996 and 1995 is $1,463 of letters of credit issued by the Company to guarantee the performance of customers to third parties. If the parties to the letters of credit were to fail completely to perform according to the terms of the contracts and any assets collateralizing the issues proved to be of no value, the associated loss to the Company would be the full value of the letters of credit. The letters of credit are described in notes 6, 12 and 15.

     The Company does not require collateral or other security to support commitments to originate fixed and variable rate mortgage loans with credit risk, however, when the commitment is funded, the Company receives collateral to the extent collateral is deemed necessary, with the most significant category of collateral being real property underlying mortgage loans. The above contractual amounts represent the full amount of credit risk inherent in these commitments.

(17) FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107 (SFAS No. 107), "Disclosures about Fair Value of Financial Instruments." The estimated fair value amounts have been determined using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

                              REDFED BANCORP INC.
                              AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

                                                  DECEMBER 31, 1996               DECEMBER 31, 1995
                                            -----------------------------      --------------------------
                                                CARRYING         FAIR            CARRYING          FAIR
                                                 VALUE           VALUE            VALUE            VALUE
                                            -------------  --------------      ------------     ----------
Financial assets:
 Cash and cash equivalents                 $    33,746            33,746           30,985          30,985
 Loans held for sale                             4,843             4,843            4,578           4,578
 Mortgage-backed securities
  available-for-sale                            18,220            18,220           26,501          26,501

 Investment securities held-to-maturity         34,695            34,369           41,655          41,057

 Mortgage-backed securities
  held-to-maturity                              25,327            25,697           25,615          26,113

 Loans receivable, net                         725,019           725,446          678,406         677,879
 FHLB Stock                                      6,486             6,486            6,914           6,914

Financial liabilities:
 Demand deposits                               282,413           282,413          270,232         270,232
 Certificates of deposit                       508,390           509,193          506,296         508,602
 Other borrowed money                            4,418             4,421           31,133          31,647

Off balance sheet items:
 Standby letters of credit                          --             9,263               --          11,437
 Loan commitments                                   --                --               --              --


   CASH AND CASH EQUIVALENTS

   The fair values of cash and cash equivalents approximate the carrying values reported in the consolidated statements of financial condition.

   MORTGAGE-BACKED SECURITIES

   The fair values of mortgage-backed securities are based on quoted market prices or dealer quotations obtained from secondary market sources.

   INVESTMENT SECURITIES AND FHLB STOCK

   The fair value of investment securities is based on quoted market prices. FHLB stock is valued at cost.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

   LOANS RECEIVABLE AND LOANS HELD FOR SALE

   For purposes of calculating the fair value of loans receivable, loans were segregated by type, such as residential mortgages, commercial and industrial loans and credit card receivables. Each loan category was further segregated between those with fixed interest rates and those with adjustable interest rates.

   For all mortgage loans, fair value is estimated using discounted cash flow analyses. Discount rates are based on secondary market quotations for similar loan types adjusted for differences in credit and servicing characteristics.

   The market values of credit card receivables and loans held for sale are based on market quotations obtained from secondary market sources.

   DEPOSITS

   The fair values of passbook accounts, demand deposits and certain money market deposits are assumed to be the carrying values at the reporting date. The fair value of term accounts is based on projected contractual cash flows discounted at rates currently offered for deposits of similar maturities.

   OTHER BORROWED MONEY

   The fair values of fixed and adjustable rate FHLB advances are estimated by discounting contractual cash flows using discount rates that reflect current FHLB borrowing rates for similar advances.

   Other borrowings include securities and loans sold under agreements to repurchase and mortgages payable secured by real estate projects. The fair value of other borrowings is calculated based on a discounted cash flow analysis. The cash flows are discounted using approximated maturity matched rates for comparable instruments.

   LOAN COMMITMENTS

   Commitments to fund loans outstanding at December 31, 1996 would be offered at substantially the same rates and terms of commitments offered on December 31, 1996 to parties of similar credit worthiness. Therefore the carrying value of the commitments approximates their estimated fair value.

   STANDBY LETTERS OF CREDIT

   The fair value of standby letters of credit is determined by using the fees currently charged taking into consideration the remaining terms of the agreements and the creditworthiness of the counterparties.

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

(18) LOAN SERVICING AND SALE ACTIVITIES

     Loan servicing and sale activities are summarized as follows:

                                               YEAR ENDED DECEMBER 31
                                            ----------------------------
                                                1996     1995      1994
                                            ----------------------------

Statement of financial condition
 information -- loans held for sale        $   4,843     4,578       381
                                            ========  ========  ========

Statement of operations information:
 Loan servicing fees                       $     196       445       688
 Amortization of excess servicing fees             4        (9)      (40)
                                            --------  --------  --------

Loan servicing fees, net                   $     200       436       648
                                            ========  ========  ========

Gain (loss) on sale of loans               $     (11)      680      (201)
                                            ========  ========  ========

Gain on sale of servicing                  $     803        --        --
                                            ========  ========  ========

Statement of cash flows information:
 Loans originated for sale                 $      --    10,320    14,707
                                            ========  ========  ========

 Proceeds from sale of loans               $     278    76,695    18,640
                                            ========  ========  ========

   The Company originates mortgage loans which, depending upon whether the loans meet the Company's investment objectives, may be sold in the secondary market or to other private investors. The servicing of these loans may or may not be retained by the Company. Indirect nondeferrable origination and servicing costs for loan servicing and sale activities cannot be presented as these operations are integrated with and not separable from the origination and servicing of portfolio loans and, as a result, cannot be accurately estimated.

(19) CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP AND SECONDARY STOCK OFFERING

   RedFed Bancorp Inc. was incorporated under Delaware law in April 1994 for the purpose of acquiring and holding all of the outstanding capital stock of Redlands Federal Bank as part of the Bank's conversion from a Federally chartered savings bank. On April 7, 1994, the Bank became a wholly owned subsidiary of the Company. In connection with the conversion, RedFed Bancorp Inc. issued and sold to the public 4,370,000 shares of its common stock (par value $0.01 per share) at a price of $8 per share. The proceeds, net of $2,470 in conversion costs, received by the Company from the conversion (before deduction of $2,447 to fund employee benefit plans) amounted to $32,490. The Company retained 25% of the net proceeds and used the remaining net proceeds to purchase the capital stock of the Bank. In December 1994, the Company transferred

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

   $5,000 of the retained proceeds to the Bank. The financial position of RedFed Bancorp Inc. (parent company only) as of December 31, 1996 and 1995 and the results of its operations for the years then ended are presented in note 20. Loss per share data as presented in the consolidated statements of operations is based on actual operating results from the date of conversion to December 31, 1994 and the years ended December 31, 1996 and 1995. Shares purchased on behalf of the RRP (131,100 shares) are considered outstanding in the calculation of loss per share. Shares purchased on behalf of the ESOP (305,900 shares) are considered outstanding only to the extent that they have been committed (131,100 and 87,400 shares) as of December 31, 1996 and 1995, in the calculation of loss per share. Prior to the completion of the conversion, RedFed Bancorp Inc. had no assets or liabilities and did not conduct any business other than of an organizational nature.

   On August 19, 1996, the Company completed a secondary stock offering for 2,990,000 shares of common stock. The shares were issued at $8.75 per share and the net proceeds to the Company from the offering were approximately $24,069. The Company contributed $21,193 of the net proceeds to the Bank to increase the Bank's regulatory capital.

   At the time of the conversion, the Bank established a liquidation account in the amount of $52,816 which was equal to its total retained earnings as of September 30, 1993. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at December 31, 1996 is $25,268.

   The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                             REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)


(20) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

   This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for RedFed Bancorp Inc. (parent company only):

                   CONDENSED STATEMENT OF FINANCIAL CONDITION

                                               DECEMBER 31
                                            ------------------
                 ASSETS                       1996      1995
                                            --------- --------
Cash                                       $    1,772    1,291
Investment securities held-to-maturity          1,995       --
Investment in subsidiaries                     68,331   46,851
Accrued interest receivable                        40       --
                                            ---------  -------

                                           $   72,138   48,142
                                            =========  =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Liabilities - other liabilities            $       20       64

Stockholders' equity                           72,118   48,078
                                            ---------  -------

   Total liabilities and stockholders'
    equity                                 $   72,138   48,142
                                            =========  =======

                       CONDENSED STATEMENT OF OPERATIONS

                                               YEAR ENDED DECEMBER 31
                                            ----------------------------
                                              1996      1995       1994
                                            -------- ---------  ---------

Interest and other income                  $    191       125        273
General and administrative expense              165       314       (235)
                                            -------  --------  ---------

   Earnings (loss) before equity in
    loss of subsidiaries                         26      (189)        38


Equity in loss of subsidiaries                 (377)   (7,892)   (26,378)
                                            -------  --------  ---------

Loss before income taxes                       (351)   (8,081)   (26,340)

   Income taxes                                   6         4         --
                                            -------  --------  ---------

   Net loss                                $   (357)   (8,085)   (26,340)
                                            =======  ========  =========

                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

            Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)

                       CONDENSED STATEMENT OF CASH FLOWS

                                                  YEAR ENDED DECEMBER 31
                                            -------------------------------
                                              1996        1995       1994
                                            --------  -----------  --------
Cash flows from operating activities:
 Net loss                                  $   (357)      (8,085)   (26,340)
 Adjustments to reconcile net loss to
  net cash provided by (used in)
  operating activities:
   Equity in loss of subsidiaries               377        7,892     26,378
   Amortization of discount on
    investments                                  (2)          --         --
   (Increase) decrease in other assets          (40)           8         (8)
   Increase (decrease) in other
    liabilities                                 (44)          51         13
                                            -------      -------    -------

      Net cash provided by (used in)
       operating activities                     (66)         (134)        43
                                            -------       -------    -------

Cash flow from investing activities:
 Purchases of investment securities
  held-to-maturity                           (2,993)          --     (3,000)

 Proceeds from maturities of investment
  securities held-to-maturity                 1,000           --         --

 Purchase of outstanding stock of bank           --           --    (26,455)
 Additional investment in bank              (21,193)          --     (2,353)
                                           --------      -------    -------
      Net cash used in investing
       activities                           (23,186)          --    (31,808)
                                            -------      -------    -------

Cash flows from financing activities:
 Purchase of treasury stock from Bank          (957)          --         --
 Net proceeds from issuance of common
  stock                                      24,340           --     32,490

 Proceeds from ESOP loan                        350          350        350
                                            -------      -------    -------
      Net cash provided by financing
       activities                            23,733          350     32,840
                                            -------      -------    -------
      Net increase in cash during the
       year                                     481          216      1,075

Cash and cash equivalents, beginning
 of year                                      1,291        1,075         --
                                            -------      -------    -------
Cash and cash equivalents, end of year    $   1,772        1,291      1,075
                                            =======      =======    =======
Transfer of investment securities
 held-to-maturity to bank                 $      --           --      3,000
                                            =======      =======    =======


                              REDFED BANCORP INC.
                               AND SUBSIDIARIES

             Notes to Consolidated Financial Statements, Continued

                 (Dollars in thousands, except per share data)


(21) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                                                         THREE MONTHS ENDED
                                            ------------------------------------------------------------
                                               MARCH 31,     JUNE 30,    SEPTEMBER 30,     DECEMBER 31,     TOTAL
                                                 1996          1996          1996               1996        1996
                                            -----------  ------------  ---------------  ---------------  ------------
Interest income                            $  15,446         15,086            15,199           15,768         61,499
                                            --------     ----------        ----------        ---------       --------

Net interest income                            6,983          6,966             7,099            7,413         28,461
Provision  for losses on loans                (1,400)          (678)             (371)            (389)        (2,838)
Other income                                   1,589          2,325             1,385            1,668          6,967
Other expense                                 (6,229)        (7,335)          (12,323)          (7,053)       (32,940)
                                            --------     ----------        ----------        ---------       --------
   Earnings (loss) before income taxes           943          1,278            (4,210)           1,639           (350)

Income taxes                                       2              5               --                --              7
                                            --------     ----------        ----------        ---------       --------
   Net earnings (loss)                     $     941          1,273            (4,210)           1,639           (357)
                                            ========     ==========        ==========        =========       ========
Net earnings (loss) per share              $    0.23           0.31             (0.77)            0.16          (0.07)
                                            ========     ==========        ==========        =========       ========

                                                                         THREE MONTHS ENDED
                                            ------------------------------------------------------------
                                               MARCH 31,    JUNE 30,     SEPTEMBER 30,     DECEMBER 31,     TOTAL
                                                1995          1995          1995              1995           1995
                                            -----------  ------------  ---------------  ---------------  ------------
Interest income                            $  15,134         17,394            15,954           15,742         64,224
                                            --------     ----------        ----------        ---------       --------
Net interest income                            5,815          7,289             6,205            6,549         25,858
Provision  for losses on loans                  (373)        (4,166)             (404)          (2,995)        (7,938)
Other income                                   1,448          5,561             1,836            2,353         11,198
Other expense                                 (8,915)       (10,563)           (7,038)         (10,563)       (37,079)
                                            --------     ----------        ----------        ---------       --------
    Earnings (loss) before income taxes       (2,025)        (1,879)              599           (4,656)        (7,961)

Income taxes                                      --             22               102               --            124
                                            --------     ----------        ----------        ---------       --------
    Net earnings (loss)                     $ (2,025)        (1,901)              497           (4,656)        (8,085)
                                            ========     ==========        ==========        =========        =======
Net earnings (loss) per share              $   (0.51)         (0.48)             0.13            (1.17)         (2.03)
                                            ========     ==========        ==========        =========        =======

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997.

ITEM 11. EXECUTIVE COMPENSATION.

         The information relating to Directors and Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 20, 1997.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K.


         (1) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

         (2)  Exhibits

           (a) The following exhibits are filed as part of this report.

               3.1 Certificate of Incorporation of RedFed Bancorp, Inc.*
               3.2 Bylaws of RedFed Bancorp, Inc.*
               4.0 Stock Certificate of RedFed Bancorp, Inc.*
              10.1 Form of Employment and Change in Control Agreements between the Bank and the Company and Certain Officers**
              10.2 Deferred Compensation Agreement between the Bank and Henry
                        Van Mouwerik**
              10.3 Redlands Federal Bank Employee Severance Compensation Plan**
              10.4 Employee Stock Ownership Plan and Trust*
              10.5 Recognition and Retention Plan and Trust for Outside
                        Directors***
              10.6 Recognition and Retention Plan and Trust for Officers and
                        Employees***
              10.7 Incentive Stock Option Plan***
              10.8 Stock Option Plan for Outside Directors***
              10.9 Outside Directors' Retirement Plan**
              10.1 1995 Long Term Incentive Plan****
              11.0 Computation of fully diluted loss per share
              21.0 Subsidiary information is incorporated herein by reference to
                        "Part I - Subsidiaries"
              23.0 Consent of KPMG Peat Marwick LLP
              27.1 Financial Data Schedule
_________________________
*        Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 23, 1993, Registration No. 73396.

**       Incorporated herein by reference into this document from the Annual
                Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the SEC on March 31, 1995.

***      Incorporated herein by reference into this document from the Proxy
                Statement for the 1994 Special Meeting of Stockholders filed on May 29, 1994.

**** Incorporated herein by reference into this document from the Proxy Statement for the 1995 Annual Meeting of Stockholders filed on May 1, 1995.

           (b)  Reports on Form 8-K.
                None

                                  SIGNATURES


          Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         REDFED BANCORP, INC.



                                         By: /s/ Anne Bacon
                                             _______________________________
                                             Anne Bacon
                                             President and Chief Executive
                                             Officer

DATED:     March 25, 1997
       ______________________


          Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


    Name                       Title                            Date
    ----                       -----                            ----

 /s/ Anne Bacon                President and  Chief Executive   March 25, 1997
-------------------------       Officer
Anne Bacon


 /s/ David C. Gray             Treasurer and Chief Financial    March 25, 1997
-------------------------       (Principal Accounting) Officer
David C. Gray, CPA


/s/ John D. McAlearney, Jr.    Director                         March 25, 1997
---------------------------
John D. McAlearney, Jr.


/s/ Douglas R. McAdam          Director                         March 25, 1997
---------------------------
Douglas R. McAdam

/s/ Henry H. Van Mouwerik      Director                         March 25, 1997
---------------------------
Henry H. Van Mouwerik

/s/ Stanley C. Weisser         Director                         March 25, 1997
---------------------------
Stanley C. Weisser

/s/ William C. Buster          Director                         March 25, 1997
---------------------------
William C. Buster

/s/ William T. Hardy, Jr.      Director                         March 25, 1997
---------------------------
William T. Hardy, Jr.

/s/  Robert G. Wiens           Director                         March 25, 1997
---------------------------
Robert G. Wiens
