Form 10-Q
period 1997-03-31
REDFED BANCORP INC
filed 1997-05-14
CIK 916605

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


           [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
                   15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1997

                                       OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

            For the Transition Period from            To
                                           ----------    ---------

                     COMMISSION FILE NUMBER:      0-23146


                              RedFed Bancorp Inc.
             (Exact name of registrant as specified in its charter)

   DELAWARE                                          33-0588105
(State or other jurisdiction of             (I.R.S. employer identification no.)
 incorporation or organization)

              300 East State Street, Redlands, California   92373
             (Address of principal executive offices)   (Zip code)

      Registrant's telephone number, including area code:  (909) 335-3551

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

                             [X]Yes  [ ]No

The Registrant had 7,319,867 shares of common stock outstanding at March 31, 1997.

                      RedFed Bancorp Inc. and Subsidiaries
                                     Index



Part I         Financial  Information                                                  Page
                                                                                       ----

 Item 1.       Consolidated Financial Statements (unaudited)

               RedFed Bancorp Inc.
                 Consolidated Statements of Financial Condition as of
                 March 31, 1997 and December 31, 1996                                     3

                 Consolidated Statements of Earnings for the Three
                 Months Ended March 31, 1997 and 1996                                    4

                 Consolidated Statements of Cash Flows for the Three Months
                 Ended March 31, 1997 and 1996                                            5

                 Notes to Consolidated Financial Statements                               7

 Item 2.       Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                      9

Part II        Other Information

 Item 1.       Legal Proceedings                                                         19

 Item 2.       Changes in Securities

 Item 3.       Default upon Senior Securities                                            19

 Item 4.       Submission of Matters to a Vote of Security Holders                       19

 Item 5.       Other Information                                                         19

 Item 6.       Exhibits and Reports on Form 8-K                                          19

               Exhibit 11  Computation of Earnings per Share
                 (Filed herewith on page 20)                                             20

               Signatures                                                                21


PART I.   FINANCIAL INFORMATION
Item 1.   Consolidated Financial Statements
          ---------------------------------

                     RedFed Bancorp Inc. and Subsidiaries

                Consolidated Statements of Financial Condition

                            (Dollars in thousands)

                                                                                    March 31,               December 31,
                                                                                      1997                     1996
                                                                                    ---------               ----------
                            Assets                                                              (Unaudited)
                            ------                                                               ---------
Cash and cash equivalents                                                           $ 20,234                $ 33,746

Loans held for sale at lower of cost or market value                                   4,717                   4,843

Mortgage-backed securities available-for-sale                                         17,584                  18,220

Investment securities held-to-maturity                                                37,671                  34,695

Mortgage-backed securities held-to-maturity                                            5,414                  25,327

Loans receivable, net                                                                764,089                 725,019

Accrued interest receivable                                                            5,297                   4,953

Federal Home Loan Bank stock, at cost                                                  6,840                   6,486

Real estate acquired through foreclosure, net                                          5,403                   5,800

Real estate held for sale or investment, net                                           1,372                   1,372

Premises and equipment, net                                                           17,402                  17,656

Prepaid expenses and other assets                                                     22,637                   4,387
                                                                                    --------                --------
     Total assets                                                                   $908,660                $882,504
                                                                                    ========                ========

                               Liabilities and Stockholders' Equity
                               ------------------------------------
Liabilities:

     Deposits                                                                       $798,635                $790,803

     FHLB advances                                                                    15,000                      --

     Other borrowed money                                                              4,418                   4,418

     Accrued expenses and other liabilities                                           16,311                  15,165
                                                                                    --------                --------
        Total liabilities                                                            834,364                 810,386
                                                                                    --------                --------
Stockholders' equity:

    Common stock                                                                          74                      74

    Additional paid-in capital                                                        57,093                  56,981

    Retained earnings --- substantially restricted                                    20,571                  18,213

    Deferred compensation                                                             (1,731)                 (1,870)

    Treasury stock                                                                      (802)                   (802)

   Unrealized gains (losses) on securities available-for-sale                           (909)                   (478)
                                                                                    --------                --------
         Total stockholders' equity                                                   74,296                  72,118
                                                                                    --------                --------
         Total liabilities and stockholders' equity                                 $908,660                $882,504
                                                                                  ===========               =========

See accompanying  notes to unaudited consolidated financial statements.

                     RedFed Bancorp Inc. and Subsidiaries

                      Consolidated Statements of Earnings

               (Dollars in thousands, except per share amounts)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                        ---------------------------
                                                                                            1997           1996
                                                                                        ----------      -----------
Interest income:                                                                                  (Unaudited)
   Loans receivable and mortage-backed securities                                         $ 14,897         $ 14,402
   Investment securities and deposits                                                          942            1,044
                                                                                        ----------       ----------
      Total interest income                                                                 15,839           15,446
                                                                                        ----------       ----------
Interest expense:
   Deposits                                                                                  8,339            8,088
   Other borrowed money                                                                         92              375
                                                                                        ----------       ----------
      Total interest expense                                                                 8,431            8,463
                                                                                        ----------       ----------
   Net interest income                                                                       7,408            6,983
Provision for  losses on loans                                                                 459            1,400
                                                                                        ----------       ----------
   Net interest income after provision                                                       6,949            5,583
     for losses on loans                                                                ----------       ----------
Non-interest income:
   Letter of credit and other fee income                                                     1,543            1,528
   Loss on sale of loans                                                                        (1)              (4)
   Other income                                                                                185               65
                                                                                        ----------       ----------
      Total non-interest income                                                              1,727            1,589
                                                                                        ----------       ----------
Non-interest expense:
   Compensation and benefits                                                                 2,966            2,758
   Occupancy and equipment                                                                   1,758            1,676
   Federal deposit insurance premiums                                                          480              605
   Other expense, net                                                                          632              662
                                                                                        ----------       ----------
      Total general and administrative expense                                               5,836            5,701
   Real estate operations, net                                                                 494              528
                                                                                        ----------       ----------
      Total non-interest expense                                                             6,330            6,229
                                                                                        ----------       ----------
      Earnings before income taxes                                                           2,346              943
Income taxes (benefit)                                                                         (12)               2
                                                                                        ----------       ----------
   Net earnings                                                                           $  2,358         $    941
                                                                                        ==========       ==========
Earnings per share                                                                           $0.32            $0.23
                                                                                        ==========       ==========
Weighted average shares outstanding                                                      7,350,369        4,126,438
                                                                                        ==========       ==========

See accompanying notes to unaudited consolidated financial statements

                     RedFed Bancorp Inc. and Subsidiaries

                     Consolidated Statements of Cash Flows

                            (Dollars in thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                             ----------------------------------
                                                                                1997                     1996
                                                                             ----------                --------
Cash flows from operating activities:                                                     (Unaudited)
         Net earnings                                                          $  2,358                $    941
         Adjustments to net earnings
           Loan fees collected                                                      172                      44
           Depreciation and amortization                                            484                     336
           Provision for losses on loans                                            459                   1,400
           Net loss on sales of loans, investments and mortgage-backed
             securities                                                               8                       4
           Net gain (loss) on sales of real estate, and premises and equipment       24                    (168)
           Federal Home Loan Bank stock dividends received                         (105)                    (89)
         Loans originated for sale                                               (2,042)                    ---
         Proceeds from sale of loans held for sale                                2,043                     216
         Increase (decrease) in:
                 Accrued expenses and other liabilities                           1,364                    (710)
                 Deferred income                                                   (218)                    (56)
                 Accrued interest receivable                                       (344)                    105
                 Prepaid expenses and other assets                              (18,250)                 (4,272)
                                                                             -----------              ----------
                       Net cash used in operating activities                     (14,047)                 (2,249)
                                                                             -----------              ----------
 Cash flows from investing activities:
         Proceeds from maturities of
               investment securities held-to-maturity                            7,500                   10,500
         Purchases of investments securities held-to-maturity                  (10,471)                  (7,618)
         Proceeds from maturities of mortgage-backed secuities
             available-for-sale                                                    204                      618
         Principal  repayments of mortgage-backed securities                    19,912                       71
             held-to-maturity
         Loans originated for investment                                       (26,467)                 (18,186)
         Purchase of loans                                                     (54,659)                     ---
         Purchase of Federal Home Loan Bank stock                                 (249)                     ---
         Principal payments and reductions of loan, net                         39,568                   23,525
         Proceeds from sale of real estate                                       2,471                    3,839
         Proceeds from sale of premises and equipment                                2                        1
         Purchases of  premises and equipment                                     (157)                    (134)
                                                                              --------                 --------
                        Net cash (used in) provided by investing activities    (22,346)                  12,616
                                                                              --------                 --------
                                                                                            (Continued)

  See accompanying notes to unaudited consolidated financial statements.

                            (Dollars in thousands)

                                                                                                        Three Months Ended
                                                                                                            March 31,
                                                                                                 -----------------------------------

                                                                                                     1997                    1996
                                                                                                   --------                --------
Cash flow from financing activitites:                                                                       (Unaudited)
       Deposits, net of withdrawals and interest credited                                          $  7,832                $ (6,849)


       Proceeds from Federal Home Loan Bank advances                                                 15,000                     ---

       Repayment of other borrowed money                                                                ---                  (3,250)


       Proceeds from stock options exercised                                                             49                     ---
                                                                                                   --------                --------
                   Net cash provided by (used in) financing activities
                                                                                                     22,881                (10,099)
                                                                                                   --------                --------
                   Increase (decrease) in cash and cash equivalents                                 (13,512)                    268

Cash and cash equivalents,  beginning of period                                                      33,746                  30,985
                                                                                                   --------                --------
Cash and cash equivalents, end of period                                                           $ 20,234                $ 31,253
                                                                                                   =========               ========

Supplemental information:

    Interest paid (including interest credited)                                                    $  7,326                $  6,756

    Transfers from loans receivable to real estate                                                    2,094                   3,988

    Loans to facilitate the sale of real estate                                                         ---                   6,030

    Real estate sold subject to bond financing                                                          ---                   3,349

    Bond financing subject to real estate sales                                                         ---                  (3,349)


    Transfer from loans to mortage-backed securities held-to-maturity                              $    ---                $ (5,950)

                                                                                                   ========                ========

          See accompanying notes to unaudited consolidated financial statements.

                      RedFed Bancorp Inc. and Subsidiaries
                   Notes to Consolidated Financial Statements

1. The consolidated statements of financial condition of RedFed Bancorp Inc. and subsidiaries (the "Company") as of March 31, 1997, the related consolidated statements of earnings for the three months ended March 31, 1997 and 1996 and the related consolidated statements of cash flows for the three months ended March 31, 1997 and 1996 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting only of normal recurring acruals, necessary for a fair presentation of the consolidated financial condition of the Company as of March 31, 1997, and results of consolidated operations for the three months ended March 31, 1997 and 1996 and consolidated cash flows for the three months ended March 31, 1997 and 1996. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of consolidated operations to be expected for the entire year of 1997.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC Form 10-K for the year ended December 31, 1996.

2. Primary and fully diluted earnings per share for the three months ended March 31, 1997 of $0.32 were based on net earnings of $2.4 million, with weighted-average common shares and equivalent shares outstanding during that period of 7,350,369 shares (net of unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares, and treasury stock and including outstanding stock options as to which the current market price exceeds the exercise price and that are not anti-dilutive to market price). This compares with net earnings per share for the three months ended March 31, 1996 of $0.23, based on net earnings of $941,000 with weighted-average common shares outstanding during that period of 4,126,438 (net of unearned ESOP and RRP shares and treasury stock and including outstanding stock options as to which the current market price exceeds the exercise price and that are not anti-dilutive to market price).

3. In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes all financial and servicing assets it no longer controls and liabilities that have been extinguished. The financial-component approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and should be applied prospectively. The adoption of SFAS No. 125 on January 1, 1997 did not have a material impact on the Company's financial position or results of earnings.

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share". SFAS 128 supersedes APB Opinion No. 15, "Earnings per Share" ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities which publicly held common stock or potential common stock. SFAS will replace the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 31, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position or results of earnings.

                     RedFed Bancorp Inc. and Subsidiaries

Item 2.   Management's Discussion and Analysis of Financial Condition and
          ----------------------------------------------------------------
          Results of Operations
          ---------------------


GENERAL

RedFed Bancorp Inc. was organized by Redlands Federal Bank ( the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from a federally chartered mutual savings association to a federally chartered stock savings bank. The Company's common stock is traded on NASDAQ under the symbol "REDF".

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one- to four-family residential mortgages, including spot (non-tract) construction loans, which are combination construction and permanent loans made to borrowers who will occupy the completed home as their primary residence. At March 31, 1997 the Bank operated fourteen retail banking offices located in San Bernardino and Riverside counties, and two loan production offices.

The Company is subject to significant competition from other financial institutions in its market area. The Bank is regulated by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

FINANCIAL CONDITION

The Company's consolidated assets were $908.7 million at March 31, 1997 compared to $882.5 million at December 31, 1996. The increase of $26.2 million was primarily the result of a net increase in loans receivable of $39.1 million partially offset by a decrease in cash and cash equivalents. A decrease in mortgage-backed securities held-to-maturity of $19.9 million was offset by an
increase in prepaid expenses and other assets of $18.3 million.   The increase
in consolidated liabilities consisted primarily of an increase in the deposit base of $7.8 million, and an increase in FHLB advances of $15.0 million.

Loans receivable, net increased to $764.1 million at March 31, 1997, from $725.0 million at December 31, 1996. The increase of $39.1 million for the three months ended March 31, 1997 consisted primarily of loan purchases of $54.7 million and loan originations of $26.5 million offset by loan principal payments of $39.6 million and the transfer of $2.1 million of loans to real estate owned or acquired through foreclosure ("REO") before initial write-down to fair value. Mortgage-backed securities held-to-maturity decreased $19.9 million as the result of the refinancing of a $3.7 million loan to an off-balance sheet letter of credit ("LOC") and the repayment of four loans in the amount of $16.2 million of the San Bernardino County Bond owned by the Company.

Savings deposits at March 31, 1997 totaled $798.6 million compared to $790.8 million at December 31, 1996. The increase of $7.8 million in savings deposits is due primarily to an increase in certificates of deposit. The Company increased net borrowings by $15.0 million during the three months ended March 31, 1997 to facilitate with the loan purchases. Stockholders' equity increased to $74.3 million at March 31, 1997 from $72.1 million at December 31, 1996 as a result of earnings for the three months ended March 31, 1997 of $2.4 million, partially offset by a $431,000 change in the unrealized loss on securities available for sale.

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

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required
ratio is currently 5%.    The Bank's average liquidity ratios for the three
months ended March 31, 1997 and December 31, 1996 were 7.81% and 7.43%, respectively. The Bank currently attempts to maintain a liquidity ratio as close to the minimum requirements as possible, since loan originations provide higher interest rates, in addition to loan fees, than are available from liquid investments.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996.

General.  The Company recorded net earnings of $2.4 million  for the three
-------
months ended March 31, 1997, or $0.32 per share, as compared to net earnings of $941,000, or $0.23 per share, for the three months ended March 31, 1996. Net operating results for the three months ended March 31, 1997 were favorably impacted by increases in interest income of $393,000 and non-interest income of $138,000, and by a decrease in provisions for losses on loans of $941,000. Non-interest expense increased $101,000.

Interest income.  Interest income for the three months ended March 31, 1997 was
----------------
$15.8 million compared to $15.4 million for the same period in the previous year. The increase in interest income for the three months ended March 31, 1997 is due in part to an increase in average interest-earning assets of approximately $47.1 million, partially offset by a decrease of 24 basis points in the average yield for interest-earning assets from 7.76% for the three months ended March 31, 1996 to 7.52% for the three months ended March 31, 1997.

Interest expense.  Interest expense for the three months ended March 31, 1997
-----------------
was $8.4 million compared to $8.5 million for the same three months in the previous year. This decrease in interest expense for the three months ended March 31, 1997 was the result of a decrease in average interest-bearing liabilities of $11.1 million, partially offset by an increase of eight basis points in the average cost for interest-bearing liabilities from 4.30% for the three months ended March 31, 1996 to 4.38% for the three months ended March 31, 1997.

Net interest income.  The net interest income for the three months ended March
--------------------
31, 1997 was $7.4 million, which represents an interest rate spread of 3.14%. This compares to net interest income of $7.0 million, which represents an interest rate spread of 3.46%, for the same period in 1996. The increase in net interest income of $425,000 is the result of a net improvement of $58.2 million in the average dollar amounts for interest-earning assets and interest-bearing liabilities for the three months ended March 31, 1997 when compared to
the same period in the previous year.   The 32 basis point decrease in the
interest rate spread for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 was a result of a decrease in the average yield for interest-earning assets and an increase in the average cost for interest-bearing liabilities.

The following table displays average dollar amounts and interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                 -------------------------------------------------------------
                                                          1997                               1996
                                                 -----------------------        ------------------------------
                                                                   (Dollars in thousands)
 Average dollar amount of and average yield earned on assets:

                                                 AVERAGE       AVERAGE            AVERAGE           AVERAGE
                                                 BALANCE     YIELD/COST           BALANCE         YIELD/COST
                                                 -------     -----------        ------------    --------------
Loans and mortgage-backed securities             $775,892           7.69%          $731,103               7.92%
Investment securities                              67,692           5.64             65,386               5.95
                                                 --------                          --------
     Interest-earning assets                     $843,584           7.52            796,489               7.76
                                                 ========                          --------

Average dollar amount of and average rate paid on liabilities:

Deposits                                         $775,029           4.36           $763,713               4.25
Borrowings                                          5,585           6.68             28,038               5.37
                                                 --------                          --------
     Interest-bearing liabilities                $780,614           4.38           $791,751               4.30
                                                 ========                          ========

Interest rate spread                                                3.14%                                3.46 %
Net interest margin                                                 3.47%                                3.48 %

Ratio of interest-earning assets to
     interest-bearing liabilities                  108.07%                           100.60%



Provision for losses on Loans, LOCs and  real estate.  The provision for losses
-----------------------------------------------------
on loans was $459,000 for the three months ended March 31, 1997 compared to $1.4 million for the same period last year. The loss provision reflects management's assessment of the loan, LOC and real estate portfolios in light of the Southern California real estate market, borrowers' ability to perform and certain other factors.

The allowances for losses on loans, LOCs and real estate are established through provisions based on management's evaluation of the risks inherent in its portfolios and the local real estate economy. The allowances are maintained at amounts management considers adequate to cover losses which are deemed probable and estimable. The allowances are based upon a number of factors, including asset grading and classification, collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, a loss migration analysis, and the Company's underwriting policies.

The following is a summary of the activity in the loan, LOC and real estate valuation allowances for the periods indicated:

                                                                    For the Three Months Ended
                                                                 --------------------------------
                                                                 March 31,            December 31,
                                                                   1997                   1996
                                                                 ---------            -----------
                                                                      (Dollars in thousands)

                ALLOWANCE FOR LOSSES ON LOANS:
                Balance at beginning of period                     $10,134                $10,149
                Provisions charged to income                           459                    389
                Charge-offs, net of recoveries                        (265)                  (404)
                                                                   -------                 ------
                Balance at end of period                            10,328                 10,134
                                                                   -------                -------

                ALLOWANCE FOR lOSSES ON LOCs:
                Balance at beginning of period                       7,624                  7,224
                Provisions charged to income                           ---                    400
                                                                    ------                 ------
                Balance at end of period                             7,624                  7,624
                                                                   -------                -------

                ALLOWANCE FOR LOSSES ON REAL ESTATE:
                Balance at beginning of period                     $ 1,640                $ 2,240
                Charge-offs, net of recoveries                        (195)                  (600)
                                                                   -------                -------
                Balance at end of period                           $ 1,445                $ 1,640
                                                                   -------                -------

                TOTAL ALLOWANCE FOR  LOSSES ON LOANS,  LOCs
                    AND REAL ESTATE:                               $19,397                $19,398
                                                                   =======                =======

                    General valuation allowance ("GVA")            $17,494                $17,826
                    Specific (1)                                     1,903                  1,572
                                                                   -------                -------
                          TOTAL                                    $19,397                $19,398
                                                                   =======                =======

(1) Includes specific valuation allowance for real estate held for sale of $254,000 at March 31, 1997 and December 31, 1996.

The allowance for losses on loans, LOCs and real estate was $19.4 million at March 31, 1997 and at December 31, 1996. The ratio of GVA for losses on loans, LOCs and real estate to nonperforming assets and LOCs increased to 98.94% at March 31, 1997 from 89.18% at December 31, 1996 as a result of a decrease in nonperforming assets. Included in the allowance for losses on loans, LOCs and real estate were specific allowances against individual loans, LOCs and real estate of $1.9 million at March 31, 1997 and $1.6 million at December 31, 1996. Management continues to address the levels of allowance for losses in relation to the local real estate economy. As a result of changes in certain real estate markets, adjustments in the valuation allowances may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowances. These agencies may require additional valuation allowances, based on their judgments of the information available to them  at the time of the examination.

Non-Interest Income.  Non-interest income for the three months ended March 31,
--------------------
1997 was $1.7 million compared to $1.6 million for the same period last year.

Non-interest expense. Non-interest expense was $6.3 million for the three months
--------------------
ended March 31, 1997 an increase from $6.2 million for the same period last year. Included in non-interest expense was general and administrative expense ("G&A") for the three months ended March 31, 1997 of $5.8 million, an increase from $5.7 million for the same period last year. The net increase of $135,000 was primarily from the accrual for retirement benefits and the amortization of ESOP and RRP amounts at fair market value. The Company's efficiency ratio improved from 66.51% for the three months ended March 31, 1996 to 63.89% for the three months ended March 31, 1997.

NONPERFORMING ASSETS

The following table sets forth information regarding nonaccrual loans, nonperforming LOCs and REO, net of specific valuation allowances:

                                 AT MARCH 31,     AT DECEMBER
NONPERFORMING ASSETS :               1997           31, 1996
                                 ------------     -----------
       NONACCRUAL  LOANS:             (Dollars in thousands)
       One- to four-family            $ 7,887         $10,739
       Multi-family                     1,458             764
       Commercial real estate             363              --
       Developed lots                   1,420           1,009
       Tract construction and land        407             586
       Consumer                           190             200
                                       ------          ------
       Total nonaccrual loans          11,725          13,298
                                      -------         -------
       REO  (1):
       One- to four-family              2,938           3,169
       Multi-family                       639             422
       Commercial real estate             252             461
       Spot construction                  372             372
       Developed lots                   1,332           1,757
       Tract construction and land        407             458
       Consumer                            16              51
                                      -------         -------
       Total  REO                       5,956           6,690
                                      -------         -------
       Total nonperforming assets     $17,681         $19,988
                                      =======         =======

___________

(1) Does not include effect of GVAs of $553,000 and $890,000 at March 31, 1997 and December 31, 1996, respectively.

Nonaccrual loans net of specific valuation allowances at March 31, 1997 were $11.7 million, which represents a decrease of $1.6 million from the December 31, 1996 balance of $13.3 million. This decrease since December 31, 1996 resulted primarily from a decrease in nonaccrual single family loans of $2.9 million, partially offset by an increase in multi-family loans of $694,000, an increase of $363,000 in nonaccrual commercial real estate and an increase of $411,000 in nonaccrual developed lots.

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

REO decreased to $5.4 million at March 31, 1997 from $5.8 million at December 31, 1996. REO is initially recorded at the fair value of the related assets at the date of foreclosure, less costs to sell. Subsequent write-downs for losses are recognized if the carrying value of real estate exceeds fair value, less costs to sell.

Nonperforming assets are defined as nonperforming loans (as defined above) and REO. Nonperforming assets were $17.7 million, or 1.74% of total assets and LOCs, at March 31, 1997, compared to $20.0 million, or 2.02% of total assets and LOCs, at December 31, 1996. The Company does not include troubled debt restructured loans ("TDRs") that are performing in accordance with their restructured terms as nonperforming assets. The balance of restructured loans was $11.9 million and $12.0 million at March 31, 1997 and December 31, 1996, respectively.

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

The following table sets forth the classified assets, which include substandard and doubtful categories, net of specific valuation allowance. The increase in LOCs classified as substandard was the result of a reevaluation of one LOC in the amount of $6.7 million. The amount of specific valuation allowances at March 31, 1997 and December 31, 1996 was $1.6 million and $1.3 million, respectively.


                                      At March 31,   At December 31,
                                          1997           1996
                                      ------------   ---------------
                                           (Dollars in thousands)
SUBSTANDARD
LOANS:
     One- to four-family                   $ 9,665           $11,934
     Multi-family                            5,636             5,619
     Commercial real estate                  1,015               653
     Spot construction                         252                --
     Developed lots                          1,529             1,220
     Tract construction and land               407               591
     Consumer                                  319               358
                                           -------           -------
         Total                              18,823            20,375
                                           -------           -------

REO:
     One- to four-family                     2,938             3,169
     Multi-family                              639               422
     Commercial real estate                    252               461
     Spot construction                         372               372
     Developed lots                          1,332             1,757
     Tract construction and land               407               458
     Consumer                                   16                51
                                           -------           -------
         Total                               5,956             6,690
 LOCs:                                      11,084             4,375
                                           -------           -------
         Total substandard                  35,863            31,440
                                           -------           -------
DOUBTFUL
     Multi-family                               --               153
                                           -------           -------
TOTAL CLASSIFIED ASSETS                    $35,863           $31,593
                                           =======           =======

IMPAIRED LOANS

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. If the value of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by recording a valuation allowance with a corresponding charge to the provision for losses on loans. The Company will chargeoff a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan. Loans are included in REO only when the Company has physical possession of the underlying collateral but not legal title. The following table identifies the Company's total recorded investment in impaired loans by type at the dates indicated, net of specific valuation allowances:


                                     At March 31,    At December 31,
                                         1997             1996
                                     ------------    --------------
                                         (Dollars in thousands)
Nonaccrual loans:
    Multi-family                          $ 1,458           $   764
    Commercial                                363                --
    Tract construction and land               407               586
TDR loans                                  11,946            12,001
Other impaired loans:
    Multi-family                              741             3,386
                                          -------           -------
                                          $14,915           $16,737
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

The Bank was in compliance with all current capital requirements in effect at March 31, 1997, and had sufficient capital to be considered a "well capitalized" institution under the OTS regulations.

The following table presents information regarding the Bank's capital at March 31, 1997:

                                                 REGULATORY CAPITAL  (FDICIA)
                                                                                                CAPITAL
                                                                                       -------------------------
                                                 ACTUAL      REQUIRED       EXCESS       ACTUAL       REQUIRED
                                                CAPITAL      CAPITAL        AMOUNT       PERCENT       PERCENT
                                              -----------  ------------   ----------   -----------  ------------
                                                              (Dollars in thousands)
Total capital (to risk-weighted assets)           $78,378       $54,114      $24,264         11.59%         8.00%
Core (Tier 1) capital (to total assets)            70,090        35,922       34,168          7.80          4.00
Tier 1 leverage (to average assets)                70,090        35,719       34,371          7.85          4.00
Tier 1 capital (to risk-weighted assets)           70,090        27,057       43,033         10.36          4.00
Tangible capital (to total assets)                 70,090        35,922       34,168          7.80          4.00


 The table below presents the Bank's capital ratios as compared to regulatory requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") at March 31, 1997.


                                                 REGULATORY CAPITAL (FIRREA)
                                                                                              CAPITAL (1)
                                                                                       -------------------------
                                                 ACTUAL      REQUIRED       EXCESS       ACTUAL       REQUIRED
                                                CAPITAL      CAPITAL        AMOUNT       PERCENT       PERCENT

                                              -----------  ------------   ----------   -----------   -----------
                                                                    (Dollars in thousands)
Tangible                                          $70,090       $13,471      $56,619          7.80%         1.50%
Core                                               70,090        26,941       43,149          7.80          3.00
Risk-based                                         78,378        54,114       24,264         11.59          8.00

_________
(1) Although the OTC capital regulations require savings institutions to meet a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio, the prompt corrective action standards also establish, in effect a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the Capital, Assets, Management, Earnings, and Liquidity ("CAMEL") financial institution rating system) and, together with the risk-based capital standard itself, a 4% risk-based capital standard.

SELECTED CONSOLIDATED RATIOS OF THE COMPANY
                                                                                  AT OR FOR THE
                                                                           THREE MONTHS ENDED MARCH 31,
                                                                          -----------------------------
                                                                               1997           1996
                                                                          -------------   -------------
PERFORMANCE RATIOS: (1)
Return on average assets                                                           1.06%           0.44%
Return on average equity                                                          12.85            7.76
Equity to total assets                                                             8.18            5.63
Interest rate spread during the period                                             3.14            3.46
Net interest margin                                                                3.47            3.48
Average interest-earning assets to average interest-bearing liabilities          108.07          100.60
G&A expense to average assets                                                      2.61            2.64
Efficiency ratio  (2)                                                             63.89           66.51


                                                                                 AT                AT
                                                                         MARCH 31,1997      DECEMBER 31, 1996
                                                                         --------------     -----------------
REGULATORY CAPITAL RATIOS:
Tangible and core capital                                                          7.80%                 7.73%
Risk-based capital                                                                11.59                 11.52

ASSET QUALITY RATIOS:
Nonaccrual loans to total loans                                                    1.48                  1.76
Nonperforming assets to total assets and LOCs  (3) (4)                             1.74                  2.02
Allowance for losses on loans and LOCs to total loans and                          1.99                  2.06
 LOCs
Allowance for losses on loans, LOCs and real estate to total
 assets and LOCs                                                                   1.90                  1.96
GVAs for losses on loans to nonaccrual loans                                      80.01                 70.03
GVAs for losses on loans, LOCs and real estate to total
 nonperforming assets (3) (4)                                                     98.94                 89.18

Classified assets to  total assets and LOCs                                        3.52                  3.20
GVAs to net classified assets                                                     48.78                 56.42

___________________
(1)  Ratios for the three-month periods have been annualized.
(2) G&A expense to net interest income plus total non-interest income. Excludes provisions for losses on loans and other non-interest expense.
(3) Excludes troubled debt restructures which are currently performing under their restructured terms.
(4)  Nonperforming assets include nonperforming loans, LOCs and REO.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings
          -----------------

          The Company is named as a defendant in two wrongful termination lawsuits. One of the lawsuits was filed on March 25, 1996 in the San Bernardino County Superior Court by a former officer whose position was eliminated in a May, 1995 reduction in force. The plaintiff in that lawsuit alleges that the plaintiff had an oral employment agreement with the Company which was breached by the plaintiff's termination, and that such termination was a result of age discrimination. The plaintiff seeks unspecified amounts of damages. The Company has denied any liability, and has engaged outside counsel to defend it against the action.

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

          The Company is also named a defendant in a lawsuit filed on January 9, 1996 in the San Bernardino County Superior Court by a bonding company, which alleges that the Company is bound to reimburse it for certain sums paid by the bonding company to complete a construction project formerly financed by the Company. The lawsuit seeks an unspecified amount of damages. The Company has denied any liability and has engaged outside counsel to defend it.

          The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. All of such legal proceedings in the aggregate are believed by management to be immaterial to the Company.

Items 2, 3, 4 and 5 are not applicable.

Item 6.   Exhibits and Reports on Form 8-K
          --------------------------------
          (a) Exhibits  -  11 - Computations of Earnings Per Share (Filed
                                herewith on page 20)
              Exhibits  -  27.1 - Financial Data Schedule

          (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the three months ended March 31, 1997


 EXHIBIT NO. 11  COMPUTATION OF EARNINGS PER SHARE

                                                   (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                     THREE MONTHS ENDED       THREE MONTHS
                                                       MARCH 31, 1997         MARCH 31, 1996
                                                     ------------------       --------------

Net earnings                                                 $    2,358           $      941
                                                             ==========           ==========
PRIMARY:
Weighted average shares outstanding                           7,161,090            4,058,843

Common stock equivalents due to
  dilutive effect of stock options                              189,279               67,595
                                                             ----------           ----------

Total weighted average common shares
and equivalents outstanding                                   7,350,369            4,126,438
                                                             ==========           ==========

Earnings per share                                           $     0.32           $     0.23
                                                             ==========           ==========

FULLY DILUTED:
Total weighted average common shares
and equivalents outstanding                                   7,350,369            4,126,438

Total weighted average common shares
 and equivalents outstanding for fully
 diluted computation                                          7,350,369            4,126,438
                                                             ==========           ==========

Earnings per share                                           $     0.32           $     0.23
                                                             ==========           ==========

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  March 13, 1997        REDFED BANCORP INC.



                                By:  /s/  Anne Bacon
                                    ---------------------------
                                          Anne Bacon
                                          President and
                                          Chief Executive Officer



                                By:  /s/  David C. Gray
                                    -------------------------------
                                          David C. Gray, CPA
                                          Treasurer and
                                          Chief Financial Officer