Form 10-Q
period 1997-06-30
REDFED BANCORP INC
filed 1997-08-13
CIK 916605

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q


 [X]               QUARTERLY REPORT PURSUANT TO  SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED  JUNE 30, 1997

                                       OR

 [_]               TRANSITION REPORT PURSUANT TO SECTION 13 OR
                   15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
                 FOR THE TRANSITION PERIOD FROM ______ TO ______


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

         [X] YES     [_] NO

          The Registrant had 7,331,469 shares of common stock outstanding at June 30, 1997.

                      REDFED BANCORP INC. AND SUBSIDIARIES
                                     INDEX



PART I        FINANCIAL  INFORMATION                                                Page
                                                                                   ------

   Item 1.    Consolidated Financial Statements (unaudited)

              RedFed Bancorp Inc.
                Consolidated Statements of Financial Condition as of
                June 30, 1997 and December 31, 1996                                   3

                Consolidated Statements of Earnings for the Three and Six
                Months  Ended June 30, 1997 and 1996                                  4

                Consolidated Statements of Cash Flows for the Six Months
                Ended June 30, 1997 and 1996                                          5

                Notes to Consolidated Financial Statements                            7

  Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                                   9

PART II       OTHER INFORMATION

  Item 1.     Legal Proceedings                                                      20

  Item 2.     Changes in Securities                                                  20

  Item 3.     Default upon Senior Securities                                         20

  Item 4.     Submission of Matters to a Vote of Security Holders                    20

  Item 5.     Other Information                                                      20

  Item 6.     Exhibits and Reports on Form 8-K                                       20

              Signatures                                                             21

              Exhibit 11  Computation of Earnings per Share                          22


PART I.  FINANCIAL INFORMATION
Item 1.  Consolidated Financial Statements
         ---------------------------------

                      REDFED BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (UNAUDITED)

                             (DOLLARS IN THOUSANDS)

                                                                                      JUNE 30,           DECEMBER 31,
                                                                                        1997                1996
                                                                                   -------------        -------------
                                ASSETS
                                ------
Cash and cash equivalents                                                           $  28,845             $  33,746

Loans held for sale at lower of cost or market value                                    4,524                 4,843

Mortgage-backed securities available-for-sale                                          17,845                18,220

Investment securities held-to-maturity                                                 35,176                34,695

Mortgage-backed securities held-to-maturity                                             5,397                25,327

Loans receivable, net                                                                 778,200               725,019

Accrued interest receivable                                                             5,643                 4,953

Federal Home Loan Bank stock, at cost                                                   6,937                 6,486

Real estate acquired through foreclosure, net                                           5,959                 5,800

Real estate held for sale or investment, net                                            1,372                 1,372

Premises and equipment, net                                                            17,383                17,656

Prepaid expenses and other assets                                                       4,956                 4,387
                                                                                    ---------             ---------
        Total assets                                                                $ 912,237             $ 882,504
                                                                                    =========             =========
                 Liabilities and Stockholders' Equity
                 ------------------------------------
Liabilities:

     Deposits                                                                       $ 804,470             $ 790,803

     FHLB advances                                                                     10,000                   --

     Other borrowed money                                                               4,418                 4,418

     Accrued expenses and other liabilities                                            16,209                15,165
                                                                                    ---------             ---------
        Total liabilities                                                             835,097               810,386
                                                                                    =========             =========
Stockholders' equity:

    Preferred stock                                                                        --                    --

    Common stock                                                                           74                    74

    Additional paid-in capital                                                         57,276                56,981

    Retained earnings --- substantially restricted                                     22,568                18,213

    Deferred compensation                                                              (1,591)               (1,870)

    Treasury stock                                                                       (802)                 (802)

    Unrealized losses on securities available-for-sale                                   (385)                 (478)
                                                                                    ---------             ---------
         Total stockholders' equity                                                    77,140                72,118
                                                                                    ---------             ---------
         Total liabilities and stockholders' equity                                 $ 912,237             $ 882,504
                                                                                    =========             =========

See accompanying notes to unaudited consolidated financial statements.

                      Redfed Bancorp Inc. and Subsidiaries

                       Consolidated Statements of Earnings

                                   (Unaudited)

                (Dollars in thousands, except per share amounts)

                                                                    Three Months Ended                 Six Months Ended
                                                                         June 30,                           June  30,
                                                                  ----------------------            -----------------------
                                                                    1997          1996               1997             1996
                                                                  --------       -------            -------         -------
Interest Income:
     Loans receivable and mortgage-backed securities           $   15,040        $   14,204        $   29,937    $   28,677
     Investment securities and deposits                               830               882             1,772         1,855
                                                               ----------        ----------        ----------    ----------
               Total interest income                               15,870            15,086            31,709        30,532
                                                               ----------        ----------        ----------    ----------
Interest expense:

     Deposits                                                       8,558             7,821            16,897        15,909
     Other borrowed money                                             127               299               219           674
                                                               ----------        ----------        ----------    ----------
               Total interest expense                               8,685             8,120            17,116        16,583
                                                               ----------        ----------        ----------    ----------
     Net interest income                                            7,185             6,966            14,593        13,949
Provision for losses on loans                                          58               678               517         2,078
                                                               ----------        ----------        ----------    ----------
    Net interest income after provision
             for losses  on loans                                   7,127             6,288            14,076        11,871
                                                               ----------        ----------        ----------    ----------

Non-interest income:

     Letter of credit and other fee income                          1,580             1,446             3,123         2,974

     Gain on sale of loan servicing portfolio                          --               746                --           746

     Gain (loss) on sale of loans and investments, net                 16                (7)               15           (11)

     Other income                                                      77               140               262           205
                                                               ----------        ----------        ----------    ----------
             Total non-interest income                              1,673             2,325             3,400         3,914
                                                               ----------        ----------        ----------    ----------
Non-interest expense:

     Compensation and benefits                                      3,045             2,732             6,011         5,490

     Occupancy and equipment                                        1,722             1,634             3,480         3,310

     Federal deposit insurance premiums                               598               644             1,078         1,249

     Other expense, net                                               758               608             1,390         1,270
                                                               ----------        ----------        ----------    ----------
            Total general and administrative expense                6,123             5,618            11,959        11,319
     Real estate operations, net                                      270               305               764           833

     Provision for losses on letters of credit                         --             1,412                --         1,412
                                                              -----------       -----------        ----------    ----------

               Total non-interest expense                           6,393             7,335            12,723        13,564
                                                               ----------        ----------        ----------    ----------

               Earnings before income taxes                         2,407             1,278             4,753         2,221

Income taxes (benefit)                                                 --                 5               (12)            7
                                                               ----------        ----------        ----------    ----------
     Net earnings                                              $    2,407        $    1,273        $    4,765    $    2,214
                                                               ==========        ==========        ==========    ==========
Earnings per share                                             $     0.33        $     0.31        $     0.65    $     0.54
                                                               ==========        ==========        ==========    ==========
Weighted average shares outstanding                             7,363,989         4,123,447         7,356,663     4,121,788
                                                               ==========        ==========        ==========    ==========

See accompanying notes to unaudited consolidated financial statements

                     REDFED BANCORP INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows

                                  (Unaudited)

                            (Dollars in thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                        ------------------------------
                                                                                          1997                   1996
                                                                                        -------                -------
Cash flows from operating activities:

   Net earnings                                                                         $   4,765              $   2,214

   Adjustments to net earnings:

   Loan fees collected                                                                        484                     82

   Depreciation and amortization                                                            1,049                    641

  Provision for losses on:
      Loans                                                                                   517                  2,078

      Letters of credit                                                                        --                  1,412

   Net gain (loss) on sales of loans, investments and mortgage-backed securities
                                                                                              (15)                    11

   Net gain (loss) on sales of real estate, and premises and equipment                         34                   (335)

   Sale of loan servicing portfolio                                                            --                   (746)

   Federal Home Loan Bank stock dividends received                                           (202)                  (185)

   Loans originated for sale                                                               (3,645)                   ---

   Proceeds from sale of loans held for sale                                                3,711                    216

  Increase (decrease) in:

      Accrued expenses and other liabilities                                                  813                 (2,710)

      Deferred income                                                                        (420)                  (236)

      Accrued interest receivable                                                            (690)                   349

      Prepaid expenses and other assets                                                      (328)                (1,695)
                                                                                        ---------               --------
            Net cash provided by operating activities                                       6,073                  4,486
                                                                                        ---------               --------
Cash flows from investing activities:

   Proceeds from maturities of investment securities held-to-maturity                      10,000                 15,500

   Purchases of investments securities held-to-maturity                                   (10,471)               (11,604)

   Proceeds from maturities of mortgage-backed securities available-for-sale                  465                  1,300

   Principal  repayments of  mortgage-backed securities held-to-maturity                   19,930                    139

   Loans originated for investment                                                        (61,440)               (39,531)

   Purchase of loans                                                                      (68,688)                   ---

   Proceeds from sale of loan servicing portfolio                                             ---                    746

   Purchase of Federal Home Loan Bank stock                                                  (249)                 1,000

   Principal payments and reductions of loans, net                                         71,723                 46,688

   Proceeds from sale of real estate                                                        4,464                 12,222

   Proceeds from sale of premises and equipment                                                 2                    130

   Purchases of  premises and equipment                                                      (543)                  (562)
                                                                                        ---------               --------
            Net cash (used in) provided by investing activities                           (34,807)                28,028
                                                                                        ---------               --------

                                                                     (Continued)
See accompanying notes to unaudited consolidated financial statements.

                            (Dollars in thousands)
                                  (Unaudited)

                                                                                                 Six Months Ended
                                                                                                     June 30,
                                                                                         -------------------------------
                                                                                             1997                 1996
                                                                                         ----------             --------
Cash flows from financing activities:

   Deposits, net of withdrawals, and interest credited                                  $  13,667              $ (14,325)

   Proceeds from Federal Home Loan Bank advances                                           25,000                     --

   Repayment of other borrowed money                                                      (15,000)               (13,919)

   Proceeds from stock options exercised                                                      166                    164
                                                                                        ---------              ---------
                Net cash provided by (used in) financing activities                        23,833                (28,080)
                                                                                        ---------              ---------
                Increase (decrease) in cash and cash equivalents                           (4,901)                 4,434


Cash and cash equivalents,  beginning of period                                            33,746                 30,985
                                                                                        ---------              ---------
Cash and cash equivalents, end of period                                                $  28,845              $  35,419
                                                                                        =========              =========

Supplemental information:

   Interest paid (including interest credited)                                          $  17,048              $  16,469

   Transfers from loans receivable to real estate                                           4,651                  6,929

   Loans to facilitate the sale of real estate                                                 --                  6,030

   Minimum pension liability adjustment from retained earnings                               (410)                    --

   Real estate sold subject to bond financing                                                  --                  3,349

   Bond financing subject to real estate sales                                                 --                 (3,349)

   Transfer from loans to mortgage-backed securities held-to-maturity                   $      --              $  (5,950)

                                                                                        =========              =========

See accompanying notes to unaudited consolidated financial statements.

                      REDFED BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1.   The consolidated statements of financial condition of RedFed Bancorp
     Inc. and subsidiaries (the "Company") as of June 30, 1997, the related consolidated statements of earnings for the three and six months ended June 30, 1997 and 1996 and the related consolidated statements of cash flows for the six months ended June 30, 1997 and 1996 are unaudited.
     These statements reflect, in the opinion of management, all material adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company as of June 30, 1997, and results of consolidated operations for the three and six months ended June 30, 1997 and 1996 and consolidated cash flows for the six months ended June 30, 1997 and 1996. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of the consolidated operations to be expected for the entire year of 1997.

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

2. Primary and fully diluted earnings per share for the three and six months ended June 30, 1997 of $0.33 and $0.65 per share respectively, were based on net earnings of $2.4 million and $4.8 million , with weighted-average common shares and common share equivalents outstanding during those periods of 7,363,989 and 7,356,663 shares (net of unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares and treasury stock, and including outstanding stock options as to which the current market price exceeds the exercise price and that are not anti-dilutive to market price). This compares with net earnings per share for the three and six months ended June 30, 1996 of $0.31 and $0.54 per share respectively, based on net earnings of $1.3 million and $2.2 million, with weighted-average common shares outstanding during those periods of 4,123,447 and 4,121,788 (net of unearned ESOP and RRP shares and treasury stock, and including outstanding stock options as to which the current market price exceeds the exercise price and that are not anti-dilutive to market price). The Company had a secondary offering in August 1996 in which 2,990,000 additional common shares were issued, which has significantly impacted the earnings per share calculations for the comparable three and six months periods.

3. In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes all financial and servicing assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for recognition as a sale, the transfer is accounted for as a secured borrowing with pledge of collateral. SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The adoption of SFAS No. 125 on January 1, 1997 did not have a material impact on the Company's financial position or results of earnings.

     In February 1997, the FASB issued SFAS No. 128 "Earnings per Share". SFAS 128 supersedes APB Opinion No. 15, "Earnings per Share" ("APB 15") and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS will replace the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 31, 1997. Earlier application is not permitted. The Company has determined that this statement will have no significant impact on the financial position or results of earnings.

     In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure". This statement requires disclosures about capital structures that had been included in a number of previously existing separate statements and opinions. SFAS 129 requires an entity to explain, in summary form within the financial statements, pertinent rights and privileges of the various securities outstanding such as; dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking fund requirements unusual voting rights and significant terms of contracts to issue additional shares. An entity is also to disclose within the financial statements the number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual period. In addition, with respect to preferred stock, an entity is to disclose within the financial statements; liquidation preferences of the stock, the aggregate or per share amounts at which preferred stock may be called or subject to redemption and the aggregate and per-share amount of arrearages in cumulative preferred dividends. This statement shall be effective for the financial statements for both interim and annual periods ending after December 15, 1997. At this time the Company has determined that this Statement will have no significant impact on its financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining the impact, if any, this statement will have on the Company's financial statements.


     In June 1997, the FASB also issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (FAS No. 131). FAS No. 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". FAS No. 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. This Statement need not be applied to interim financial statements in the year of application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Early application is encouraged. Management is in the process of determining the impact, if any, this Statement will have on the Company.

                      REDFED BANCORP INC. AND SUBSIDIARIES
                      ------------------------------------

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

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one- to four-family residential mortgages, including spot (non-tract) construction loans, which are combination construction and permanent loans made to borrowers who will occupy the completed home as their primary residence. At June 30, 1997 the Bank operated fourteen retail banking offices located in San Bernardino and Riverside counties, and two loan production offices.

The Company is subject to significant competition from other financial institutions in its market area. The Bank is regulated by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

FINANCIAL CONDITION

The Company's consolidated assets were $912.2 million at June 30, 1997 compared to $882.5 million at December 31, 1996. The increase of $29.7 million was primarily the result of a net increase in loans receivable of $53.2 million offset by a decrease in cash and cash equivalents of $4.9 million, and a decrease in mortgage-backed securities held-to-maturity of $19.9 million. The increase in consolidated liabilities consisted primarily of an increase in the deposit base of $13.7 million, an increase in FHLB advances of $10.0 million and an increase in accrued expenses and other liabilities of $1.1 million.

Loans receivable, net increased to $778.2 million at June 30, 1997, from $725.0 million at December 31, 1996. The increase of $53.2 million for the six months ended June 30, 1997 consisted primarily of loan originations of $ 61.4 million and loan purchases of $68.7 million offset by principal repayments of $71.7 million, and $5.5 million of loans transferred to real estate acquired through foreclosure ("REO") before initial write-down to fair value. Mortgage-backed securities held-to-maturity decreased $19.9 million as the result of the refinancing of a $3.7 million loan to an off-balance sheet letter of credit ("LOC") and the repayment of four loans in the amount of $16.2 million of the San Bernardino County Bond owned by the Company.

Savings deposits at June 30, 1997 totaled $804.5 million compared to $790.8 million at December 31, 1996. The increase of $13.7 million in savings deposits is due primarily to an increase in certificates of deposit. The Company increased net borrowings by $10.0 million during the six months ended June 30, 1997 to fund the purchase of loans. Stockholders' equity increased to $77.1 million at June 30, 1997 from $72.1 million at December 31, 1996 primarily as a result of earnings for the six months ended June 30, 1997 of $4.8 million, ESOP and RRP amortization of $408,000 and an adjustment for unrealized losses on securities available for sale of $93,000 offset by an adjustment for the minimum pension liability of $410,000.

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

The Bank is required to maintain minimum levels of liquid assets as defined by office of thrift supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. There is an outstanding OTS proposal to reduce the liquidity requirement to 4%. The Bank's average liquidity ratios for the three months ended June 30, 1997 and December 31, 1996 were 7.03% and 7.43%, respectively. The Bank currently attempts to maintain a liquidity ratio as close to the minimum requirements as possible, since loan originations provide higher interest rates, in addition to loan fees, than are available from liquid investments.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996.

General.  The Company recorded net earnings of $2.4 million  for the three
-------
months ended June 30, 1997, or $0.33 per share, as compared to net earnings of $1.3 million, or $0.31 per share, for the three months ended June 30, 1996. Net earnings of $4.8 million was recognized for the six months ended June 30, 1997, or $0.65 per share, as compared to net earnings of $2.2 million, or $0.54 per share, for the same period in 1996. Net earnings of $2.4 million for the three months ended June 30, 1997 represents an increase of $1.1 million over the same period in 1996. This increase resulted from an increase in net interest income of $219,000, a decrease of $620,000 in provision for losses on loans, and a decrease in provision for losses on letters of credit of $1.4 million, offset by a decrease in non-interest income of $652,000 and an increase in general and administrative expenses of $505,000. Net operating results for the six months ended June 30, 1997 increased by $2.6 million to $4.8 million from $2.2 million for the same period in 1996. This increase resulted from an increase in net interest income of $644,000, a decrease of $1.6 million in provision for losses on loans, and a decrease in provision for losses on letters of credit of $1.4 million, offset by a decrease in non-interest income of $514,000 and an increase in general and administrative expenses of $640,000.

Interest income.  Interest income for the three months ended June 30, 1997 was
----------------
$15.9 million compared to $15.1 million for the same period in 1996. Interest income for the six months ended June 30, 1997 was $31.7 million compared to $30.5 million for the same period in the previous year. The increase in interest income for the three months ended June 30, 1997 resulted from an increase in average interest-earning assets of $59.4 million, partially offset by a decrease of 16 basis points in the average yield for interest-earning assets from 7.62% for the three months ended June 30, 1996 to 7.46% for the three months ended June 30, 1997. The increase in interest income for the six months ended June 30, 1997 was due in part to an increase in average interest-earning assets of approximately $53.2 million, partially offset by a decrease of 21 basis points in the average yield for interest-earning assets from 7.69% for the six months ended June 30, 1996 to 7.48% for the six months ended June 30, 1997.

Interest expense.  Interest expense for the three months ended June 30, 1997 was
-----------------
$8.7 million compared to $8.1 million for the same period in the previous year. Interest expense for the six months ended June 30, 1997 was $17.1 million compared to $16.6 million for the same six months in the previous year. This increase for the three months ended June 30, 1997 was due in part to an increase of $14.2 million in average interest-bearing liabilities and an increase in the average cost for interest-bearing liabilities of 19 basis points from 4.25% for the three months ended June 30, 1996 to 4.44% for the three months ended June 30, 1997. The increase in interest expense for the six months ended June 30, 1997 was the result of an increase in average interest-bearing liabilities of $1.5 million, and an increase of 12 basis points in the average cost for interest-bearing liabilities from 4.27% for the six months ended June 30, 1996 to 4.39% for the six months ended June 30, 1997.

Net interest income.  Net interest income for the three months ended June 30,
--------------------
1997 was $7.2 million compared to $7.0 million for the three months ended June 30, 1996. The increase in net interest income of $219,000 is the result of a net improvement of $59.4 million in the average dollar amounts of interest-earning assets and interest-bearing liabilities for the three months ended June 30, 1997 when compared to the same period in the previous year. The decrease in the interest rate spread of 35 basis points for the three months ended June 30, 1997 to 3.02% from

3.37% for the three months ended June 30, 1996 was a result of a decrease in the average yield for interest-earning assets of 16 basis points and an increase of 19 basis points in the average cost for interest-bearing liabilities. Net interest income for the six months ended June 30, 1997 was $14.6 million, compared to net interest income of $13.9 million for the six months ended June 30, 1996. The increase in net interest income of $644,000 is the result of a net improvement of $51.7 million in the average dollar amounts of interest-earning assets and interest-bearing liabilities for the six months ended June 30, 1997 when compared to the same period in the previous year. The decrease in the interest rate spread of 33 basis points for the six months ended June 30, 1997 to 3.09% from 3.42% for the six months ended June 30, 1996 was a result of a decrease in the average yield for interest-earning assets of 21 basis points and an increase of 12 basis points in the average cost for interest-bearing liabilities.

The following table displays average dollar amounts and interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                              FOR THE THREE MONTHS ENDED                         FOR THE SIX MONTHS ENDED
                                   -------------------------------------------------    -------------------------------------------
                                        JUNE 30, 1997             JUNE 30, 1996             JUNE 30, 1997         JUNE 30, 1996
                                   ----------------------    -----------------------    --------------------  ---------------------
                                                                            (dollars in thousands)

Average dollar amount of and average yield earned on assets:
Loans and mortgage-backed
 securities                         $793,146       7.59%      $725,918        7.83%      $784,567      7.63%   $ 728,538     7.87%

Investment securities                 57,965       5.73         65,823        5.36         62,802      5.64       65,605     5.66
                                    --------                  --------                   --------               -------
     Interest-earning assets        $851,111       7.46       $791,741        7.62       $847,369      7.48     $794,143     7.69
                                    ========                  ========                   ========               ========

Average dollar amount of and average rate paid on liabilities:

Deposits                            $776,952       4.43       $749,423        4.20      $ 775,996      4.38     $756,568     4.23

Borrowings                             5,626       6.34         19,006        6.31          5,605      6.44       23,522     5.75
                                    --------                  --------                   --------               -------
     Interest-bearing               $782,578       4.44       $768,429        4.25       $781,601      4.39     $780,090     4.27
      liabilities                   ========                  ========                   ========               ========

Interest rate spread                               3.02%                      3.37%                    3.09%                 3.42%
                                               ========                   ========                  ========             ========
Net interest margin                                3.37%                      3.50%                    3.43%                 3.49%
                                               ========                   ========                  ========             ========
Ratio of interest-earning
 assets to interest-bearing
 liabilities                        108.76%                    103.03%                    108.41%                101.80%
                                   ========                   ========                   ========               ========


Provision for losses on Loans, LOCs and real estate. The provision for losses on
---------------------------------------------------
loans was $58,000 for the three months ended June 30, 1997 compared to $678,000 for the same period last year. The provision for losses on loans was $517,000 for the six months ended June 30, 1997 compared to $2.1 million for the same period last year. The provision for losses on letters of credit was zero for the three and six months ended June 30, 1997 compared to $1.4 million for the same periods in 1996.

The allowances for losses on loans, LOCs and real estate are established through provisions reflect management's assessment of the loan, LOC and real estate portfolios in light of the Southern California real estate market, borrowers' ability to perform, and other factors including asset grading and classification, collateral values, the credit risk inherent in the portfolio, historical loan loss experience, a loss migration analysis, and the Company's underwriting policies. The allowances are maintained at amounts management considers adequate to cover losses which are deemed probable and estimable.

The following is a summary of the activity in the loan, LOC and real estate valuation allowances for the periods indicated:

                                                 FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                -----------------------------   ------------------------
                                                 JUNE 30,       JUNE 30,        JUNE 30,        JUNE 30,
                                                   1997           1996            1997             1996
                                                 -------         --------       --------        --------
                                                                    (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOSSES ON LOANS:
Balance at beginning of period                    $ 10,328       $ 12,076       $ 10,134         14,745
Charge-offs, net of recoveries                      (1,272)        (1,512)        (1,537)        (5,581)
Provisions charged to income                            58            678            517          2,078
                                                  --------       --------       --------       --------
Balance at end of period                             9,114         11,242          9,114         11,242
                                                  --------       --------       --------       --------


ALLOWANCE FOR LOSSES ON LOCs:
Balance at beginning of period                       7,624          6,947          7,624          7,447
Charge-offs, net of recoveries                          --         (1,753)            --         (2,253)
Provisions charged to income                            --          1,412             --          1,412
                                                  --------       --------       --------       --------
Balance at end of period                             7,624          6,606          7,624          6,606
                                                  --------       --------       --------       --------
Total allowance for losses on loans and LOCs      $ 16,738       $ 17,848       $ 16,738         17,848
                                                  ========      =========       ========       ========

ALLOWANCE FOR LOSSES ON REAL ESTATE: (1)
Balance at beginning of period                    $  1,445          5,680       $  1,640          9,496
Charge-offs, net of recoveries                         (79)        (2,839)          (274)        (6,655)
Provisions charged to income                            --             --             --             --
                                                  --------       --------       --------       --------
Balance at end of period                          $  1,366       $  2,841       $  1,366          2,841
                                                  ========      =========       ========       ========
TOTAL ALLOWANCE FOR LOSSES ON LOANS, LOCs
    AND REAL ESTATE:                              $ 18,104       $ 20,689       $ 18,104         20,689
                                                  ========      =========       ========       ========
     Specific                                     $  2,008       $  3,532       $  2,008       $  3,532
     General                                        16,096         17,157         16,096         17,157
                                                  --------       --------       --------       --------
          TOTAL                                   $ 18,104       $ 20,689       $ 18,104         20,689
                                                  ========      =========       ========       ========

(1) Includes specific valuation allowance for real estate held for sale of $254 at June 30, 1997 and $254 as of June 30, 1996.


The allowance for losses on loans, LOCs and real estate was $18.1 million at June 30, 1997 and $20.7 million at June 30, 1996. The ratio of GVA for losses on loans, LOCs and real estate to nonperforming assets and LOCs increased to 107.44% at June 30, 1997 from 89.18% at December 31, 1996 as a result of a $5.0 million decrease in nonperforming assets which more than offset a decrease of $1.7 million in the GVA during the same period. Included in the allowance for losses on loans, LOCs and real estate were specific allowances against individual loans, LOCs and real estate of $2.0 million at June 30, 1997 and $1.6 million at December 31, 1996. As a result of changes in certain real estate markets, adjustments in the valuation allowances may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the

Company's valuation allowances. These agencies may require additional valuation allowances, based on their judgments of the information available to them at the time of the examination.

Non-Interest Income. Non-interest income for the three months ended June 30,
-------------------
1997 was $1.7 million compared to $2.3 million for the same period last year, a net decrease of $652,000. Non-interest income for the six months ended June 30, 1997 was $3.4 million, a decrease of $514,000 from $3.9 million for the six months ended June 30, 1996. The decreases for the three months and six months ended June 30, 1997 are primarily the result of a one-time gain on the sale of servicing in the amount of $746,000 for the three and six months ended June 30, 1996, partially offset by an increase in letter of credit and other fee income of $134,000 for the three-month periods and $149,000 for the six-month periods respectively.

Non-interest expense. Non-interest expense was $6.4 million for the three months
--------------------
ended June 30, 1997, a decrease of $942,000 from $7.3 million for the same period in 1996. Non-interest expense for the six months ended June 30, 1997 was $12.7 million, a decrease of $841,000 from $13.6 million for the same period in 1996. Included in non-interest expense is general and administrative expense ("G&A") for the three-months ended June 30, 1997 of $6.1 million compared to $5.6 million for the same period in 1996. G&A expense for the six-months ended June 30, 1997 was $12.0 million, an increase from $11.3 million from the same period in 1996. The net increase of $505,000 for the three month comparisons and $640,000 for the six month comparisons was primarily from an increase in compensation and benefits as a result of an increase in personnel involved with the introduction of commercial loans and business checking products, the accrual for retirement benefits and the amortization of ESOP shares committed at fair market value. The provision for losses on LOCs decreased by $1.4 million for the three and six months ended June 30, 1997 when compared to the same periods in 1996. The Company's G&A to average assets was 2.67% for the six months ended June 30, 1997 compared to 2.65% six months ended June 30, 1996 and the Company's efficiency ratio was 66.46% compared to 63.37% for the same periods, respectively.

NONPERFORMING ASSETS

The following table sets forth information regarding nonaccrual loans and REO, net of specific valuation allowances:

                                                       AT JUNE 30,        AT DECEMBER 31,
                                                           1997               1996
                                                      --------------     ----------------
                                                           (Dollars in thousands)
NONPERFORMING ASSETS :
Nonaccrual Loans:
One- to four-family                                     $ 5,051                 $10,739
Multi-family                                              1,027                     764
Commercial real estate                                      646                      --
Developed lots                                            1,237                   1,009

Tract construction and land                                 409                     586

Consumer                                                    211                     200
                                                        -------                 -------
     Total nonaccrual loans                               8,581                  13,298
                                                        -------                 -------
REO (1):
One- to four-family                                       3,863                   3,169
Multi-family                                                327                     422
Commercial real estate                                      248                     461
Construction single family                                  372                     372

Developed lots                                            1,218                   1,757
Tract construction and land                                 413                     458
Consumer                                                     21                      51
                                                        -------                 -------
Total REO                                                 6,462                   6,690
                                                        -------                 -------
Total nonperforming assets                              $15,043                 $19,988
                                                        =======                 =======

(1) Does not include effect of GVAs of $503 and $890 at June 30, 1997 and December 31, 1996, respectively.

Nonaccrual loans net of specific valuation allowances at June 30, 1997 were $8.6 million, which represents a decrease of $4.7 million from the December 31, 1996 balance of $13.3 million. This decrease since December 31, 1996 resulted primarily from a decrease in nonaccrual single family loans of $5.7 million, partially offset by an increase in multi-family loans of $263,000, an increase of $646,000 in nonaccrual commercial real estate and an increase of $228,000 in nonaccrual developed lots.

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

REO increased to $6.0 million at June 30, 1997 from $5.8 million at December 31, 1996. REO is initially recorded at the fair value of the related assets at the date of foreclosure, less costs to sell. Subsequent write-downs for losses are recognized if the carrying value of real estate exceeds fair value, less costs to sell.

Nonperforming assets are defined as nonperforming loans (as defined above) and REO. Nonperforming assets were $15.0 million, or 1.47% of total assets and LOCs, at June 30, 1997, compared to $20.0 million, or 2.02% of total assets and LOCs, at December 31, 1996. The Company does not include troubled debt restructured loans ("TDRs") that are performing in accordance with their restructured terms as nonperforming assets. The balance of restructured loans was $4.9 million and $12.0 million at June 30, 1997 and December 31, 1996, respectively.

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

The following table sets forth the classified assets, which include substandard and doubtful categories, net of specific valuation allowances. The increase in LOCs classified as substandard was the result of a credit reevaluation of one LOC in the amount of $6.7 million. The amount of specific valuation allowances at June 30, 1997 and December 31, 1996 was $2.0 million and $1.3 million, respectively.



                                       At June 30,    At December 31,
                                         1997             1996
                                      -------------   ---------------
                                         (Dollars in thousands)
Substandard
Loans:
     One- to four-family                 $ 6,272          $11,934
     Multi-family                          4,826            5,619
     Commercial real estate                1,021              653
     Developed lots                        1,543            1,220
     Tract construction and land             535              591
      Consumer                               206              358
                                         -------          -------
              Total                       14,403           20,375
                                         -------          -------

REO:
     One- to four-family                   3,863            3,169
     Multi-family                            327              422
     Commercial real estate                  248              461
     Spot construction                       372              372
     Developed lots                        1,218            1,757
     Tract construction and land             413              458
     Consumer                                 21               51
                                         -------          -------
              Total                        6,462            6,690
Off-Balance sheet  LOCs:                  11,091            4,375
                                         -------          -------
              Total substandard           31,956           31,440
                                         -------          -------
Doubtful
       Multi-family                           --              153
                                         -------          -------

Total classified assets                  $31,956          $31,593
                                         =======          =======

IMPAIRED LOANS

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. If the value of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by recording a valuation allowance with a corresponding charge to the provision for losses on loans. The Company will charge off a portion of an impaired loan against the valuation allowance when it is probable that there is no possibility of recovering the full amount of the impaired loan. The following table identifies the Company's total recorded investment in impaired loans by type at the dates indicated, net of specific valuation allowances:

                                    At June 30,     At December 31,
                                       1997             1996
                               ------------------ -------------------
                                       (Dollars in thousands)
Nonaccrual loans:
     Multi-family                   $  1,027          $     764
    Commercial                           646                 --
    Tract construction and land          409                586
TDR loans                              4,635             12,001
Other impaired loans:
     Multi-family                      1,761              3,386
                                    --------           --------
                                    $  8,478           $ 16,737
                                    ========           ========




REGULATORY CAPITAL

Under OTS capital regulations, the Bank must meet three capital tests. First, the tangible capital requirement mandates that the Bank's equity less intangible assets be at least 1.50% of adjusted total assets as defined in the capital regulations. Second, the core capital requirement mandates that core capital (tangible capital plus qualifying supervisory goodwill) be at least 3.00% of adjusted total assets as defined in the capital regulations. Third, the risk-based capital requirement mandates that core capital plus supplemental capital as defined by the OTS be at least 8.00% of risk-weighted assets as prescribed in the capital regulations. The capital regulations require assignment of specific risk weightings to all assets and off-balance sheet items pursuant to a prescribed formula.

The Bank was in compliance with all current capital requirements in effect at June 30, 1997, and had sufficient capital to be considered a "well capitalized" institution under the "prompt corrective action" regulations of the OTS.

The following table presents information regarding the Bank's compliance with capital requirements at June 30, 1997:

                                             REGULATORY CAPITAL (FDICIA)
                                                                                                    CAPITAL
                                                                                         ------------------------------
                                           ACTUAL        REQUIRED           EXCESS            ACTUAL          REQUIRED
                                           CAPITAL        CAPITAL           AMOUNT            PERCENT          PERCENT
                                        ------------   ------------     ------------     ------------    --------------
                                                          (Dollars in thousands)
Total capital (to risk-weighted  assets)   $80,172        $53,594          $26,578            11.97%             8.00%
Core (Tier 1) capital (to total assets)     71,948         36,036           35,912             7.99              4.00
Tier 1 leverage (to average assets)         71,948         35,862           36,086             8.02              4.00
Tier 1 capital (to risk-weighted assets)    71,948         26,797           45,151            10.74              4.00
Tangible capital (to total assets)          71,948         36,036           35,912             7.99              4.00


The table below presents the Bank's capital ratios as compared to regulatory requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") at June 30, 1997.

                                             REGULATORY CAPITAL (FIRREA)
                                                                                                  CAPITAL (1)
                                                                                       ------------------------------
                                          ACTUAL        REQUIRED           EXCESS            ACTUAL         REQUIRED
                                          CAPITAL        CAPITAL           AMOUNT            PERCENT         PERCENT
                                        ------------   ------------     ------------     ------------    --------------
                                                        (Dollars in thousands)
Tangible                                   $71,948        $13,513         $ 58,435             7.99%             1.50%
Core                                        71,948         27,027           44,921             7.99              3.00
Risk-based                                  80,172         53,594           26,578            11.97              8.00

---------
(1) Although the OTC capital regulations require savings institutions to meet a 1.5% tangible capital ratio, a 3% leverage (core) capital ratio and an 8% risk-based capital ratio, the prompt corrective action standards also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage (core) capital ratio (3% for institutions receiving the highest rating on the Capital, Assets, Management, Earnings, Liquidity and Sensitivity ("CAMELS") financial institution rating system) and, together with the risk-based capital standard itself, a 4% risk-based capital standard.

SELECTED CONSOLIDATED RATIOS OF  THE COMPANY

                                                                                    AT OR FOR THE
                                                                               Six MONTHS ENDED JUNE 30,
                                                                    --------------------------------------------
                                                                             1997                   1996
                                                                      -----------------     ------------------
PERFORMANCE RATIOS: (1)
Return on average assets                                                     1.06%                  0.46 %
Return on average equity                                                    12.77                   9.12
Equity to total assets                                                       8.46                   5.88
Interest rate spread during the  period                                      3.09                   3.42

Net interest margin                                                          3.43                   3.49
Average interest-earning assets to average interest-bearing
     liabilities                                                           108.41                 101.80
G&A expense to average assets                                                2.67                   2.65
Efficiency ratio  (2)                                                       66.46                  63.37

                                                                      At June 30, 1997         At December 31,
                                                                                                    1996
                                                                      -----------------       ------------------
REGULATORY CAPITAL RATIOS:
Tangible and core capital                                                    7.99%                  7.73 %
Risk-based capital                                                          11.97                  11.52

ASSET QUALITY RATIOS:
Nonaccrual loans to total loans                                              1.06                   1.76
Nonperforming assets to total assets and LOCs (3) (4)                        1.47                   2.02
Allowance for losses on loans and LOCs to total loans and  LOCs              1.82                   2.06
Allowance for losses on loans, LOCs and real estate to total assets
and LOCs                                                                     1.77                   1.96

GVAs for losses on loans to nonaccrual loans                                93.62                  70.03
GVAs for losses on loans, LOCs and real estate to total
       nonperforming assets (3) (4)                                        107.44                  89.18
Classified assets to total assets and LOCs                                   3.13                   3.20
GVAs to net classified assets                                               50.37                  56.42

-------------------
(1)  Ratios for the six  month periods have been annualized.
(2) G&A expense to net interest income plus total non-interest income. Excludes provisions for losses on loans and other non-interest expense.
(3) Excludes troubled debt restructures which are currently performing under their restructured terms.
(4) Nonperforming assets include nonperforming loans, nonperforming LOCs and REO.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         ------------------

         The Company is named as a defendant in a wrongful termination lawsuit filed on August 14, 1996 in the San Bernardino County Superior Court by a former senior officer who elected to take early retirement in August of 1995. By motion of the Company, the lawsuit was removed to the United States District Court for the Central District of California. The plaintiff alleges that the plaintiff was constructively discharged in violation of an alleged oral agreement and as the result of age discrimination. The lawsuit seeks compensatory and punitive damages in an aggregate of $3.2 million. The Company has denied any liability, and has engaged outside counsel to defend against the action. Subsequent to June 30, 1997, two the of allegations filed against the Company have been dismissed by the court.

         The Company is also named as a defendant in a lawsuit filed on January 9, 1996 in the San Bernardino County Superior Court by a bonding company, which alleges that the Company is bound to reimburse it for certain sums paid by the bonding company to complete a construction project formerly financed by the Company. The lawsuit seeks an unspecified amount of damages. The Company has denied any liability and has engaged outside counsel to defend it.

         The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. All of such legal proceedings in the aggregate are believed by management to be immaterial to the Company.

Items 2, 3, are not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         The Company held its annual meeting of shareholders on May 20, 1997. The results with respect to each matter voted upon at the meeting were as follows:

              The election of two directors for the term of three years each or until their successors are elected and qualified:

                                                  For                 Withheld
                                              -----------          -------------
                     Douglas R. McAdam         6,453,158               195,598

                     Robert G. Wiens           6,424,888               223,868

              The retirement of the following director:   Henry H. Van Mouwerik

              In addition, the following directors term of office continued after the meeting:
                     John D. McAlearney, Jr. Chairman     Anne Bacon
                     William C. Buster, Jr.               William T. Hardy, Jr.
                     Stanley C. Weisser

Item 5 is not applicable.

Item 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibits  -  11 - Computations of Earnings Per Share
                  Exhibits  -  27.1 - Financial Data Schedule

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the six months ended June 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 1997                   REDFED BANCORP INC.



                                         By:   /s/ Anne Bacon
                                               ------------------------
                                               Anne Bacon
                                               President and
                                               Chief Executive Officer



                                         By:   /s/ David C. Gray, CPA
                                               ------------------------
                                               David C. Gray, CPA
                                               Treasurer and
                                               Chief Financial Officer