Form 10-Q
period 1997-09-30
REDFED BANCORP INC
filed 1997-11-13
CIK 916605

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


  [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the Quarterly Period Ended SEPTEMBER 30, 1997

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

               [X] YES         [_] NO

     The Registrant had 7,413,908 shares of common stock outstanding at September 30, 1997.

                      REDFED BANCORP INC. AND SUBSIDIARIES
                                     INDEX


                                                                                                       Page
                                                                                                       ----
PART I     FINANCIAL  INFORMATION

  Item 1.  Consolidated Financial Statements (unaudited)

           RedFed Bancorp Inc.
             Consolidated Statements of Financial Condition as of September 30, 1997
              and December 31, 1996                                                                      3

             Consolidated Statements of Operations for the Three and Nine Months Ended
             September 30, 1997 and 1996                                                                 4

             Consolidated Statements of Cash Flows for the Nine Months Ended
             September 30, 1997 and 1996                                                                 5

             Notes to Consolidated Financial Statements                                                  7

  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations         9

PART II    OTHER INFORMATION

  Item 1.  Legal Proceedings                                                                            20

  Item 2.  Changes in Securities                                                                        20

  Item 3.  Default upon Senior Securities                                                               20

  Item 4.  Submission of Matters to a Vote of Security Holders                                          20

  Item 5.  Other Information                                                                            20

  Item 6.  Exhibits and Reports on Form 8-K                                                             20

           Signatures                                                                                   21

           Exhibit 11  Computation of Earnings per Share                                                22

   PART I.  FINANCIAL INFORMATION
   Item 1.  Consolidated Financial Statements
            ---------------------------------

                     REDFED BANCORP INC. AND SUBSIDIARIES
                Consolidated Statements of Financial Condition
                                  (Unaudited)
                            (Dollars in thousands)

                                                            September 30,                    December 31,
                                                                1997                            1996
                                                            -------------                    ------------
             Assets
             ------
Cash and cash equivalents                                    $ 26,476                          $ 33,746
Loans held for sale at lower of cost or market                  4,180                             4,843
 value
Mortgage-backed securities available-for-sale                  17,677                            18,220
Investment securities held-to-maturity                         32,597                            34,695
Mortgage-backed securities held-to-maturity                     5,380                            25,327
Loans receivable, net                                         838,809                           725,019
Accrued interest receivable                                     5,854                             4,953
Federal Home Loan Bank stock, at cost                           7,615                             6,486
Real estate acquired through foreclosure, net                   4,800                             5,800
Real estate held for sale or investment, net                    1,372                             1,372
Premises and equipment, net                                    17,192                            17,656
Prepaid expenses and other assets                               5,357                             4,387
                                                             --------                          --------
        Total assets                                         $967,309                          $882,504
                                                             ========                          ========
        Liabilities and Stockholders' Equity
        ------------------------------------
Liabilities:
     Deposits                                                $835,704                          $790,803
     FHLB advances                                             30,000                                --
     Other borrowed money                                       4,418                             4,418
     Accrued expenses and other liabilities                    16,699                            15,165
                                                             --------                          --------
        Total liabilities                                     886,821                           810,386
                                                             --------                          --------
Stockholders' equity:
    Preferred stock                                                --                                --
    Common stock                                                   74                                74
    Additional paid-in capital                                 57,406                            56,981
    Retained earnings --- substantially
     restricted                                                25,370                            18,213
    Deferred compensation                                      (1,451)                           (1,870)
    Treasury stock                                               (802)                             (802)
    Unrealized losses on securities
     available-for-sale                                          (109)                             (478)
                                                             --------                          --------
         Total stockholders' equity                            80,488                            72,118
                                                             --------                          --------
         Total liabilities and stockholders' equity          $967,309                          $882,504
                                                             ========                          ========


See accompanying  notes to unaudited consolidated financial statements.

                     REDFED BANCORP INC.  AND SUBSIDIARIES

                              REDFED BANCORP INC.
                     Consolidated Statements of Operations
                                  (Unaudited)
               (Dollars in thousands, except per share amounts)

                                                        Three Months Ended                         Nine Months Ended
                                                          September  30,                              September 30,
                                                   ----------------------------               ----------------------------
                                                      1997              1996                     1997              1996
                                                   ----------        ----------               ----------        ----------
Interest income:
   Loans receivable and mortgage-backed securities $   15,951        $   14,205               $   45,889        $   42,882
   Investment securities and deposits                     910               994                    2,681             2,849
                                                   ----------        ----------               ----------        ----------
       Total interest income                           16,861            15,199                   48,570            45,731
                                                   ----------        ----------               ----------        ----------
Interest expense:
   Deposits                                             9,201             7,913                   26,099            23,822
   Other borrowed money                                   309               187                      527               861
                                                   ----------        ----------               ----------        ----------
       Total interest expense                           9,510             8,100                   26,626            24,683
                                                   ----------        ----------               ----------        ----------
   Net interest income                                  7,351             7,099                   21,944            21,048
Provision for  losses on loans                            283               371                      800             2,449
                                                   ----------        ----------               ----------        ----------
   Net interest income after provision
      for losses on loans                               7,068             6,728                   21,144            18,599
                                                   ----------        ----------               ----------        ----------
Noninterest income:
   Letter of credit and other fee income                1,659             1,323                    4,788             4,297
   Gain on sale of loan servicing portfolio                --                 6                       --               752
   Gain (loss) on sale of loans and investments, net       (2)               --                       13               (11)
   Other income                                            82                56                      345               261
                                                   ----------        ----------               ----------        ----------
       Total noninterest income                         1,739             1,385                    5,146             5,299
                                                   ----------        ----------               ----------        ----------
Noninterest expense:
   Compensation and benefits                            2,909             2,907                    8,920             8,397
   Occupancy and equipment                              1,816             1,950                    5,295             5,260
   Federal deposit insurance premiums                     184               572                    1,262             1,821
   FDIC/SAIF special assessment                            --             5,421                       --             5,421
   Other expense, net                                     769               549                    2,166             1,819
                                                   ----------        ----------               ----------        ----------
       Total general and administrative expense         5,678            11,399                   17,643            22,718
   Real estate operations, net                            312               334                    1,077             1,167
   Provision for losses on letters of credit               --               590                       --             2,002
                                                   ----------        ----------               ----------        ----------
       Total noninterest expense                        5,990            12,323                   18,720            25,887
                                                   ----------        ----------               ----------        ----------
       Earnings (loss)  before income taxes             2,817            (4,210)                   7,570            (1,989)
Income taxes                                               15                --                        3                 7
                                                   ----------        ----------               ----------        ----------
       Net earnings (loss)                         $    2,802        $   (4,210)              $    7,567        $   (1,996)
                                                   ==========        ==========               ==========        ==========
Earnings (loss) per share                          $     0.38        $   (0 .77)              $     1.03        $  ( 0. 44)
                                                   ==========        ==========               ==========        ==========
Weighted average shares outstanding                 7,367,955         5,456,082                7,357,722         4,566,502
                                                   ==========        ==========               ==========        ==========

See accompanying  notes to unaudited consolidated financial statements.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)


                                                                                            Nine Months Ended
                                                                                               September 30,
                                                                                      -------------------------------
                                                                                       1997                     1996
                                                                                       -------                --------
Cash flows from operating activities:
 Net earnings  (loss)                                                                  $ 7,567                 $(1,996)
  Adjustments to net earnings:
     Loan fees collected                                                                   504                      92
     Depreciation and amortization                                                       2,112                   1,045
     Provision for losses on:
           Loans                                                                           800                   2,449
           Letters of credit                                                                --                   2,002
      Net gain (loss) on sales of loans, investments and mortgage-backed
          securities                                                                       (12)                     11
      Net gain (loss) on sales of real estate, and premises and equipment                  152                    (322)
      Sale of loan servicing portfolio                                                      --                    (752)
      Federal Home Loan Bank stock dividends received                                     (307)                   (285)
Loans originated for sale                                                               (4,450)                     --
Proceeds from  sale of loans  held for sale                                              4,470                     216
Increase (decrease) in:
      Accrued expenses and other liabilities                                             1,310                   2,831
      Deferred income                                                                     (427)                    (93)
      Accrued interest receivable                                                         (901)                   (250)
      Prepaid expenses and  other assets                                                  (729)                  2,114
                                                                                       -------                --------
           Net cash provided by operating activities                                    10,089                   7,062
                                                                                       -------                --------
Cash flows from investing activities:
       Proceeds from maturities of investment securities held-to-maturity               14,000                  30,500
       Purchases of investments securities held-to-maturity                            (11,910)                (31,592)
       Proceeds from maturities of mortgage-backed securities available-for-sale           905                   1,543
       Principal  repayments of mortgage-backed securities held-to-maturity             19,947                     212
       Loans originated for investment                                                 (95,725)                (61,226)
       Purchase of loans                                                              (126,065)                (51,582)
       Proceeds from sale of loan servicing portfolio                                       --                     752
       Purchase of Federal Home Loan Bank stock                                           (822)                   (188)
       Sale of Federal Home Loan Bank stock                                                 --                   1,000
       Principal payments and  reductions of loans, net                                100,442                  72,657
       Proceeds from sale of real estate                                                 7,418                  20,138
       Proceeds from sale of premises and equipment                                          8                     189
       Purchases of premises and equipment                                                (659)                 (1,609)
                                                                                       -------                --------
               Net cash used in investing activities                                   (92,461)                (19,206)
                                                                                       -------                --------
                                                                                                             (Continued)

See accompanying notes to unaudited consolidated financial statements.

                     REDFED BANCORP INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)

                                  (Unaudited)
                            (Dollars in thousands)

                                                                                          Nine Months Ended
                                                                                            September 30,
                                                                                ------------------------------------
                                                                                    1997                     1996
                                                                                -------------          -------------
Cash flows from financing activities:
  Deposits, net of withdrawals, and interest credited                          $       44,901         $      (15,200)
  Proceeds from Federal Home Loan Bank advances                                        45,000                 10,000
  Repayment of Federal Home Loan Bank advances                                        (15,000)               (10,000)
  Repayment of other borrowed money                                                        --                 (9,073)
  Proceeds from stock options exercised                                                   201                    232
  Proceeds from issuance of common stock, net                                              --                 24,073
  Payment to acquire treasury stock                                                        --                    (35)
                                                                                -------------          -------------
               Net cash provided by (used in) financing activities                     75,102                     (3)
                                                                                -------------          -------------

               Decrease in cash and cash equivalents                                   (7,270)               (12,147)

Cash and cash equivalents, beginning of period                                         33,746                 30,985
                                                                                -------------          -------------
Cash and cash equivalents, end of period                                       $       26,476         $       18,838
                                                                                =============          =============

Supplemental information:
  Interest paid (including interest credited)                                  $       26,420         $       21,187
  Transfers from loans receivable to real estate                                        6,563                  8,009
  Loans to facilitate the sale of real estate                                              --                  6,030
  Minimum pension liability adjustment from retained earnings                            (410)                    --
  Real estate sold subject to bond financing                                               --                  7,642
  Bond financing subject to real estate sales                                              --                 (7,642)
  Transfer from loans to mortgage-backed securities held-to-maturity                       --                 (5,950)
  Transfer from mortgage-backed securities to off-balance
    sheet letters of credit                                                                --                  5,590



See accompanying notes to unaudited consolidated financial statements.

                      REDFED BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements

1. The consolidated statements of financial condition of RedFed Bancorp Inc. and subsidiaries (the "Company") as of September 30, 1997, the related consolidated statements of operations for the three and nine months ended September 30, 1997 and 1996 and the related consolidated statements of cash flows for the nine months ended September 30, 1997 and 1996 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company as of September 30, 1997, and results of consolidated operations for the three and nine months ended September 30, 1997 and 1996 and consolidated cash flows for the nine months ended September 30, 1997 and 1996. The results of consolidated operations for the unaudited periods are not necessarily indicative of the results of the consolidated operations to be expected for the entire year of 1997.

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

2. Primary and fully diluted earnings per share for the three and nine months ended September 30, 1997 of $0.38 and $1.03 per share respectively, were based on net earnings of $2.8 million and $7.6 million, with weighted-average common shares and common share equivalents outstanding during those periods of 7,367,955 and 7,357,722 shares (net of unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares and treasury stock, and including outstanding stock options as to which the current market price exceeds the exercise price and that are dilutive to market price). This compares with a net loss per share for the three and nine months ended September 30, 1996 of $(0.77) and $(0.44) per share, respectively, based on net losses of $4.2 million and $2.0 million, with weighted-average common shares outstanding during those periods of 5,456,082 and 4,566,502 (net of unearned ESOP and RRP shares and treasury stock, and including outstanding stock options as to which the current market price exceeds the exercise price and that are dilutive to market price). The Company had a secondary offering in August 1996 in which 2,990,000 additional common shares were issued, which has significantly impacted the earnings per share calculations for the comparable three and nine months periods.

3. In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 125 ("SFAS 125"), "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Under the financial-components approach, after a transfer of financial assets, an entity recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes all financial and servicing assets it no longer controls and liabilities that have been extinguished. The financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for recognition as a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral. SFAS 125 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after December 31, 1996 and is to be applied prospectively. The adoption of SFAS 125 on January 1, 1997 did not have a material impact on the Company's financial position or results of earnings.

     In February 1997, the FASB issued SFAS No. 128 ("SFAS 128"), "Earnings per Share". SFAS 128 supersedes APB Opinion No. 15 ("APB 15"), "Earnings per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. SFAS 128 will replace the presentation of primary EPS with a presentation of basic EPS, and fully diluted EPS with diluted EPS. SFAS 128 will also require dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator of the diluted EPS computation. This statement shall be effective for financial statements for both interim and annual periods ending after December 31, 1997. Earlier application is not permitted. The Company has determined that this Statement will have no significant impact on the financial position or results of earnings.

     In February 1997, the FASB issued SFAS No. 129 ("SFAS 129"), "Disclosure of Information about Capital Structure". This statement requires disclosures about capital structures that had been included in a number of previously existing separate statements and opinions. SFAS 129 requires an entity to explain, in summary form within the financial statements, pertinent rights and privileges of the various securities outstanding such as; dividend and liquidation preferences, participation rights, call prices and dates, conversion or exercise prices or rates and pertinent dates, sinking fund requirements unusual voting rights and significant terms of contracts to issue additional shares. An entity is also to disclose within the financial statements the number of shares issued upon conversion, exercise or satisfaction of required conditions during at least the most recent annual period. In addition, with respect to preferred stock, an entity is to disclose within the financial statements; liquidation preferences of the stock, the aggregate or per share amounts at which preferred stock may be called or subject to redemption and the aggregate and per-share amount of arrearages in cumulative preferred dividends. This statement shall be effective for the financial statements for both interim and annual periods ending after December 15, 1997. At this time the Company has determined that this Statement will have no significant impact on its financial position or results of operations.

     In June 1997, the FASB issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management is in the process of determining the impact, if any, this Statement will have on the Company's financial statements.

     In June 1997, the FASB also issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information". SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. This Statement need not be applied to interim financial statements in the year of application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Early application is encouraged. Management is in the process of determining the impact, if any, this Statement will have on the Company.

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

The Company is primarily engaged in attracting deposits from the general public in the areas in which its branches are located and investing such deposits and other available funds primarily in loans secured by one- to four-family residential mortgages, including spot (non-tract) construction loans, which are combination construction and permanent loans made to borrowers who will occupy the completed home as their primary residence. At September 30, 1997 the Bank operated fourteen retail banking offices located in San Bernardino and Riverside counties, and two loan production offices.

The Company is subject to significant competition from other financial institutions in its market area. The Bank is regulated by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

FINANCIAL CONDITION

The Company's consolidated assets were $967.3 million at September 30, 1997 compared to $882.5 million at December 31, 1996. The increase of $84.8 million was primarily the result of a net increase in loans receivable of $113.8 million offset by a decrease in cash and cash equivalents of $7.3 million, and a decrease in mortgage-backed securities held-to-maturity of $19.9 million. The increase in consolidated liabilities consisted primarily of an increase in the deposit base of $44.9 million, and an increase in FHLB advances of $30.0 million.

Loans receivable, net increased to $838.8 million at September 30, 1997, from $725.0 million at December 31, 1996. The increase of $113.8 million for the nine months ended September 30, 1997 consisted primarily of loan originations of $95.7 million and loan purchases of $126.1 million offset by principal repayments of $100.4 million, and $6.6 million of loans transferred to real estate acquired through foreclosure ("REO") before initial write-down to fair value. Mortgage-backed securities ("MBS") held-to-maturity decreased $19.9 million as the result of the refinancing of a $3.7 million loan to an off-balance sheet letter of credit ("LOC") and the repayment of four loans in the amount of $16.2 million of the San Bernardino County Bond owned by the Company.

Savings deposits at September 30, 1997 totaled $835.7 million compared to $790.8 million at December 31, 1996. The increase of $44.9 million in savings deposits is due primarily to an increase in premium money market and certificates of deposit accounts, and the acquisition of approximately $12.0 million of deposits. The Company also increased FHLB advances by $30.0 million during the nine months ended September 30, 1997. Stockholders' equity increased to $80.5 million at September 30, 1997 from $72.1 million at December 31, 1996 primarily as a result of earnings for the nine months ended September 30, 1997 of $7.6 million, ESOP and RRP amortization of $844,000 and an adjustment for unrealized losses on securities available for sale of $369,000 offset by an adjustment for the minimum pension liability of $410,000.

The primary funding sources for the purchase of loans were: the decrease in cash and cash equivalents; the refinancing and repayment of mortgage-backed securities held-to-maturity; the savings deposit increase; the FHLB advances, and earnings for the nine months ended September 30, 1997. Loan originations were primarily funded by loan principal repayments.

LIQUIDITY

The Company's primary sources of funds are deposits, principal and interest repayments on loans and investments, retained earnings, and, to a lesser extent, FHLB advances and other short-term borrowings. While maturities and scheduled amortization of loans are generally predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by Office of Thrift Supervision ("OTS") regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 5%. There is an outstanding OTS proposal to reduce the liquidity requirement to 4% as well to change other existing liquidity provisions. The Bank's average liquidity ratios for the three months ended September 30, 1997 and December 31, 1996 were 7.24% and 7.43%, respectively. The Bank currently attempts to maintain a liquidity ratio as close to the minimum requirements as possible, since loans, MBS and other investments provide higher interest rates than are available from liquid investments.

RESULTS OF OPERATIONS

COMPARISON OF THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996.

General.  The Company recorded net earnings of $2.8 million for the three
-------
months ended September 30, 1997, or $0.38 per share, as compared to a net loss of $4.2 million, or $(0.77) per share, for the three months ended September 30, 1996. The 1996 was affected by the one-time industry-wide special FDIC/SAIF assessment of $5.4 million. For comparison purposes, without the one-time special assessment, net earnings for the quarter ended September 30, 1996 were $1.2 million, or $0.22 per share. Net earnings of $7.6 million, or $1.03 per share, were recognized for the nine months ended September 30, 1997, as compared to a net loss of $2.0 million, or $(0.44) per share, for the same period in 1996. Without the SAIF special assessment of $5.4 million, the net income for the nine months ended September 30, 1996 would have been $3.4 million, or $0.75 per share. Net earnings of $2.8 million for the three months ended September 30, 1997 represents an increase of $1.6 million over the same period in 1996 (excluding the SAIF special assessment). This increase resulted from an increase in net interest income of $252,000, a decrease of $88,000 in provision for losses on loans, an increase in noninterest income of $354,000, a decrease in general and administrative expenses of $300,000 (excluding the SAIF special assessment) and a decrease in provision for losses on LOC of $590,000. Net operating results for the nine months ended September 30, 1997 increased by $4.2 million to $7.6 million from $3.4 million (excluding the SAIF special assessment) for the same period in 1996. This increase resulted primarily from an increase in net interest income of $896,000, a decrease of $1.6 million in provision for losses on loans, and a decrease in provision for losses on LOC of $2.0 million, offset by an increase in general and administrative expenses of $346,000 (excluding the SAIF special assessment).

Interest income.  Interest income for the three months ended September 30, 1997
----------------
was $16.9 million compared to $15.2 million for the same period in 1996. Interest income for the nine months ended September 30, 1997 was $48.6 million compared to $45.7 million for the same period in the previous year. The increase in interest income for the three months ended September 30, 1997 resulted from an increase in average interest-earning assets of $90.5 million, partially offset by a decrease of 2 basis points in the average yield for interest-earning assets from 7.60% for the three months ended September 30, 1996 to 7.58% for the three months ended September 30, 1997. The increase in interest income for the nine months ended September 30, 1997 was due to an increase in average interest-earning assets of approximately $65.8 million, partially offset by a decrease of 15 basis points in the average yield for interest-earning assets from 7.66% for the nine months ended September 30, 1996 to 7.51% for the nine months ended September 30, 1997.

Interest expense.  Interest expense for the three months ended September 30,
-----------------
1997 was $9.5 million compared to $8.1 million for the same period in 1996. Interest expense for the nine months ended September 30, 1997 was $26.6 million compared to $24.7 million for the same nine months in the previous year. The increase for the three months ended September 30, 1997 was due to an increase of $56.5 million in average interest-bearing liabilities and an increase in the average cost for interest-bearing liabilities of 36 basis points, from 4.29% for the three months ended September 30, 1996 to 4.65% for the three months ended September 30, 1997. The increase in interest expense for the nine months ended September 30, 1997 was the result of an increase in average interest-bearing liabilities of $25.1 million, and an increase of 18 basis points in the average cost for interest-bearing liabilities, from 4.29% for the nine months ended September 30, 1996 to 4.47% for the nine months ended September 30, 1997.

Net interest income.  Net interest income for the three months ended September
--------------------
30, 1997 was $7.4 million compared to $7.1 million for the three months ended September 30, 1996. The increase in net interest income of $252,000 is the result of a net improvement of $33.9 million in the average dollar amounts of interest-earning assets and interest-bearing liabilities for the three months ended September 30, 1997 when compared to the same period in the previous year, partially offset by a decrease in the interest rate spread. The decrease in the interest rate spread of 38 basis points for the three months ended September 30, 1997 to 2.93% from 3.31% for the three months ended September 30, 1996 was a result of a decrease in the average yield for interest-earning assets of 2 basis points and an increase of 36 basis points in the average cost for interest-bearing liabilities. Net interest income for the nine months ended September 30, 1997 was $21.9 million, compared to net interest income of $21.0 million for the nine months ended September 30, 1996. The increase in net interest income of $896,000 is the result of a net improvement of $40.7 million in the average dollar amounts of interest-earning assets and interest-bearing liabilities for the nine months ended September 30, 1997 when compared to the same period in the previous year, partially offset by a decrease in the interest rate spread. The decrease in the interest rate spread of 33 basis points for the nine months ended September 30, 1997 to 3.04% from 3.37% for the nine months ended September 30, 1996 was a result of a decrease in the average yield for interest-earning assets of 15 basis points and an increase of 18 basis points in the average cost for interest-bearing liabilities.

The following table displays average dollar amounts and interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                            FOR THE THREE MONTHS ENDED                FOR THE NINE MONTHS ENDED
                                   --------------------------------------------   --------------------------------------------
                                    SEPTEMBER 30, 1997      SEPTEMBER 30, 1996     SEPTEMBER 30, 1997      SEPTEMBER 30, 1996
                                   --------------------    --------------------   --------------------    --------------------
                                                                 (Dollars in thousands)
Average dollar amount of and
average yield earned on assets:

Loans and mortgage-backed
securities                          $830,229       7.69%    $730,728       7.78%   $799,955       7.65%    $729,275       7.84%

Investment securities                 60,059       6.06       69,102       5.76      61,878       5.78       66,779       5.69
                                    --------                --------              ---------                --------
     Interest-earning assets        $890,288       7.58      799,830       7.60    $861,833       7.51      796,054       7.66
                                    ========                ========              =========                ========

Average dollar amount of and
average rate paid on liabilities:

Deposits                            $795,505       4.63      744,926       4.27   $ 782,571       4.45      748,633       4.25

Borrowings                            22,352       5.52       16,384       4.86      11,249       6.25       20,118       5.75
                                    --------                --------              ---------                --------
   Interest-bearing liabilities     $817,857       4.65      761,310       4.29   $ 793,820       4.47      768,751       4.29
                                    ========                ========              =========                ========

Interest rate spread                               2.93%                   3.31%                  3.04%                   3.37%
                                                   ====                    ====                   ====                    ====
Net interest margin                                3.30%                   3.52%                  3.40%                   3.52%
                                                   ====                    ====                   ====                    ====
Ratio of interest-earning assets
to interest-bearing liabilities       108.86%                 105.06%                108.57%                 103.55%
                                    ========                ========              =========                ========

Provision for losses on loans, LOCs and real estate. The provision for losses
----------------------------------------------------
on loans was $283,000 for the three months ended September 30, 1997 compared to $371,000 for the same period last year. The provision for losses on loans was $800,000 for the nine months ended September 30, 1997 compared to $2.4 million for the same period last year. The provision for losses on LOCs was zero for the three and nine months ended September 30, 1997 compared to $590,000 and $2.0 million for the same periods in 1996.

The allowances for losses on loans, LOCs and real estate are established through provisions reflecting management's assessment of the loan, LOC and real estate portfolios in light of the Southern California real estate market, borrowers' ability to perform, and other factors including asset grading and classification, collateral values, the credit risk inherent in the portfolio, historical loan loss experience, a loss migration analysis, and the Company's underwriting policies. The allowances are maintained at amounts management considers adequate to cover losses which are deemed probable and estimable.

The following is a summary of the activity in the loan, LOC and real estate valuation allowances for the periods indicated:

                                       FOR THE THREE MONTHS  ENDED               FOR THE NINE MONTHS ENDED
                                   ------------------------------------        ----------------------------
                                   SEPTEMBER 30,          SEPTEMBER 30,        SEPTEMBER 30,      SEPTEMBER
                                      1997                    1996                 1997           30, 1996
                                   -------------          ------------         ------------       ---------
                                                               (Dollars in thousands)
ALLOWANCE FOR  LOSSES ON
 LOANS:
Balance at beginning of
 period                               $ 9,114                $11,242               $10,134          $14,745
Charge-offs, net of
 recoveries                            (1,594)                (1,464)               (3,131)          (7,045)
Provisions charged to income              283                    371                   800            2,449
                                      -------                -------               -------          -------
Balance at end of period                7,803                 10,149                 7,803           10,149
                                      -------                -------               -------          -------


ALLOWANCE FOR  LOSSES ON
 LOCS:
Balance at beginning of
 period                                 7,624                  6,606                 7,624            7,447
Charge-offs, net of
 recoveries                                --                     28                    --           (2,225)
Provisions charged to income               --                    590                    --            2,002
                                      -------                -------               -------          -------
Balance at end of period                7,624                  7,224                 7,624            7,224
                                      -------                -------               -------          -------
Total allowance for losses
 on loans and LOCs                    $15,427                $17,373                15,427           17,373
                                      =======                =======               =======          =======

ALLOWANCE FOR  LOSSES ON
 REAL ESTATE: (1)
Balance at beginning of
 period                               $ 1,366                  2,841                 1,640            9,496
Charge-offs, net of
 recoveries                              (283)                  (601)                 (557)          (7,256)
Provisions charged to income               --                     --                    --               --
                                      -------                -------               -------          -------
Balance at end of period              $ 1,083                $ 2,240                 1,083            2,240
                                      =======                =======               =======          =======
TOTAL ALLOWANCE FOR  LOSSES
 ON LOANS, LOCS AND REAL
 ESTATE:                              $16,510                $19,613               $16,510          $19,613
                                      =======                =======               =======          =======
    General                           $15,491                $17,588               $15,491          $17,588
     Specific                           1,019                  2,025                 1,019            2,025
                                      -------                -------               -------          -------
          TOTAL                       $16,510                $19,613               $16,510          $19,613
                                      =======                =======               =======          =======


(1) Includes specific valuation allowance for real estate held for sale of $253 at September 30, 1997 and $253 as of September 30, 1996.

The allowance for losses on loans, LOCs and real estate was $16.5 million at September 30, 1997 and $19.6 million at September 30, 1996. The ratio of GVA for losses on loans, LOCs and real estate to nonperforming assets and LOCs increased to 120.86% at September 30, 1997 from 89.18% at December 31, 1996 as a result of a $7.2 million decrease in nonperforming assets which more than offset a decrease of $2.3 million in the GVA during the same period. Included in the allowance for losses on loans, LOCs and real estate were specific allowances against individual loans, LOCs and real estate of $1.0 million at September 30, 1997 and $2.0 million at September 30, 1996. As a result of changes in certain real estate markets, adjustments in the valuation allowances may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowances. These agencies may require additional valuation allowances, based on their judgments of the information available to them at the time of the examination.

Noninterest income.  Noninterest income for the three months ended September 30,
-------------------
1997 was $1.7 million compared to $1.4 million for the same period last year, a net increase of $354,000. Noninterest income for the nine months ended September 30, 1997 was $5.1 million, a decrease of $153,000 from $5.3 million for the nine months ended September 30, 1996. LOC and other fee income increased $336,000 and $491,000 for the three and nine months ended September 30, 1997 when compared to the same periods in the prior year. During the nine months ended September 30, 1996 a one-time gain on the sale of servicing in the amount of $752,000 was recognized, offsetting the increase in fee income reported for the same period in 1997.

Noninterest expense.   Noninterest expense was $6.0 million for the three months
--------------------
ended September 30, 1997, a decrease of $912,000 from $6.9 million for the same period in 1996 (excluding the FDIC special assessment of $5.4 million). Noninterest expense for the nine months ended September 30, 1997 was $18.7 million, a decrease of $1.7 million from $20.5 million for the same period in 1996 (excluding the FDIC special assessment). Included in noninterest expense is general and administrative expense ("G&A") for the three-months ended September 30, 1997 of $5.7 million compared to $6.0 million for the same period in 1996
when the FDIC special assessment is excluded.   G&A expense for the nine months
ended September 30, 1997 was $17.6 million, an increase from $17.3 million from the same period in 1996 (when excluding the SAIF special assessment). The net decrease of $300,000 for the three month comparisons was a result of a decrease in occupancy and equipment of $134,000 and a decrease in federal deposit insurance of $388,000, partially offset by an increase in of $220,000 in other expense, net. The decrease in the FDIC premiums was a result of an improvement in the Bank's regulatory rating. The increase of $346,000 for the nine month comparisons was the result of an increase of $523,000 in compensation and benefits expense primarily from a defined benefit plan adjustment as required by SFAS 85 of $245,000 related to a prior overfunding in the plan and by $224,000 associated with the ESOP since, as the market value of the Company's stock increases, GAAP requires the recognition of the fair value of the Company's stock held by the ESOP for the employee participants. FDIC premiums decreased by $559,000 for the nine months ended September 30, 1997 compared to the same period in 1996. Other expenses, net increased by $347,000 for the nine months ended September 30, 1997 compared to the same period in 1996. This increase was primarily the result of an increase in advertising expense. The provision for losses on LOCs decreased by $590,000 for the three months ended September 30, 1997 and $2.0 million for the nine months ended September 30, 1997 when compared to the same periods in 1996. No provisions were necessary for the three and nine months ended September 30, 1997. The Company's G&A to average assets was 2.58% for the nine months ended September 30, 1997 compared to 2.41% for the nine months ended September 30, 1996 and the Company's efficiency ratio was 65.13% compared to 65.65% for the same periods, respectively (excluding the FDIC special assessment).

NONPERFORMING ASSETS

The following table sets forth information regarding nonaccrual loans and REO, net of specific valuation allowances:

                                                 AT SEPTEMBER        AT DECEMBER
NONPERFORMING ASSETS:                              30, 1997           31, 1996
                                               --------------      --------------
                                                      (Dollars in thousands)
NONACCRUAL LOANS:
One-to four-family                                    $ 6,041             $10,739
Multi-family                                              724                 764
Commercial real estate                                     12                  --
Developed lots                                              0               1,009
Tract construction and land                               596                 586
Consumer                                                  246                 200
                                               --------------      --------------
  Total nonaccrual loans                                7,619              13,298
                                               --------------      --------------
REO (1):
One- to four-family                                     2,845               3,169
Multi-family                                              516                 422
Commercial real estate                                    177                 461
Construction single family                                  0                 372
Developed lots                                          1,147               1,757
Tract construction and land                               413                 458
Consumer                                                  100                  51
Total REO                                               5,198               6,690
                                               --------------      --------------
Total nonperforming assets                            $12,817             $19,988
                                               ==============      ==============

(1) Does not include effect of GVAs of $398 and $890 at September 30, 1997 and December 31, 1996, respectively.


Nonaccrual loans net of specific valuation allowances at September 30, 1997 were $7.6 million, which represents a decrease of $5.7 million from the December 31, 1996 balance of $13.3 million. This decrease since December 31, 1996 resulted primarily from a decrease in nonaccrual single family loans of $4.7 million, and a decrease of $1.0 million in nonaccrual developed lot loans due to improvement of the borrowers' payment history and a stabilized regional economy.

The Company's general nonaccrual policy provides that interest accruals cease once a loan is past due for a period of 90 days or more, or a notice of default is filed, whichever is earlier. Loans may also be placed on nonaccrual status even though they are less than 90 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan. The Company defines nonperforming loans as nonaccrual loans and nonperforming LOCs.

REO decreased to $5.2 million at September 30, 1997 from $6.7 million at
December 31, 1996.   REO is initially recorded at the fair value of the related assets at the date of foreclosure, less costs to sell. Subsequent write-downs for losses are recognized as a specific valuation allowance, if the carrying value of real estate exceeds its fair value, less costs to sell.

Nonperforming assets are defined as nonperforming loans (as defined above) and
REO.   Nonperforming assets were $12.8 million, or 1.19% of total assets and
LOCs, at September 30, 1997, compared to $20.0 million, or 2.02% of total assets and LOCs, at December 31, 1996. The Company does not include troubled debt restructured loans ("TDRs") that are performing in accordance with their restructured terms as nonperforming assets. The balance of restructured loans was $4.6 million and $12.0 million at September 30, 1997 and December 31, 1996, respectively.

Management continues to reduce the amount of nonperforming assets by concentrating efforts on early detection through the asset classification process and by taking an aggressive stance to resolve nonperforming assets quickly by working with borrowers to restore nonaccrual loans to performing status where possible, by foreclosing upon security property where workouts are determined to be impracticable and by selling existing REO.

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

The following table sets forth the classified assets, which include substandard and doubtful categories, net of specific valuation allowances of $766,000 and $1.3 million at September 30, 1997 and December 31, 1996, respectively.

                                    AT SEPTEMBER 30,               AT DECEMBER 31,
                                          1997                          1996

                                    -----------------              ----------------
                                              (Dollars in thousands)
SUBSTANDARD
LOANS:
     One- to four-family                       $5,885                     $  11,934
     Multi-family                               4,068                         5,619
     Commercial real estate                        14                           653
     Developed lots                               576                         1,220
     Land                                          --                           591
     Consumer                                     255                           358
                                    -----------------            ------------------
              Total                            10,798                        20,375
                                    -----------------            ------------------

REO:
     One- to four-family                        2,845                         3,169
     Multi-family                                 516                           422
     Commercial real estate                       177                           461
     Construction - single family                  --                           372
     Developed lots                             1,147                         1,757
     Land                                         413                           458
     Consumer                                     100                            51
                                    -----------------            ------------------
              Total                             5,198                         6,690

OFF-BALANCE SHEET LOCS:                         4,362                         4,375
                                    -----------------            ------------------
              Total substandard                20,358                        31,440
                                    -----------------            ------------------
DOUBTFUL

       Multi-family                                --                           153
                                   ------------------            ------------------
 TOTAL CLASSIFIED ASSETS                    $  20,358                      $ 31,593
                                   ==================            ==================

IMPAIRED LOANS

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment based on (1) the present value of expected future cash flows discounted at the loan's effective interest rate, (2) the observable market price of the impaired loan or (3) the fair value of the collateral of a collateral-dependent loan. If the value of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by recording a valuation allowance with a corresponding charge to the provision for losses on loans. When it is probable that there is no possibility of recovering the full amount of the impaired loan, the Company charges off the applicable portion of the impaired loan against the valuation allowance. The following table identifies the Company's total recorded investment in impaired loans by type at the dates indicated, net of specific valuation allowances:

                                     AT SEPTEMBER 30,   AT DECEMBER 31,
                                           1997               1996
                                     ----------------   ---------------
                                          (Dollars in thousands)
Nonaccrual loans:
    Multi-family                           $  330          $   764
    Commercial                                 11               --
    Tract construction and land                --              586
TDR loans                                   4,624           12,001
Other impaired loans:
    Multi-family                            2,164            3,386
                                           ------          -------
                                           $7,130          $16,737
                                           ======          =======

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

The Bank was in compliance with all current capital requirements in effect at September 30, 1997, and had sufficient capital to be considered a "well capitalized" institution under the "prompt corrective action" regulations of the OTS.

The following table is a reconciliation as of September 30, 1997 between the Bank's capital under generally accepted accounting principles (GAAP) and Regulatory Capital levels as presently defined under FIRREA.




                                                                               REDLANDS FEDERAL BANK'S
                                                                            REGULATORY CAPITAL REQUIREMENT
                                                                                (Dollars in thousands)
                                                           ------------------------------------------------------------
                                                                TANGIBLE           CORE (TIER 1)          RISK-BASED
                                                                CAPITAL               CAPITAL              CAPITAL
                                                           ----------------       ----------------     ----------------

Capital of the Bank presented on a GAAP basis                       $76,248                $76,248              $76,248
Adjustments to GAAP Capital to arrive at
     Regulatory Capital:

Securities valuation allowance                                          109                    109                  109
Investments in and advances to "nonincludable"
     consolidated subsidiaries                                       (1,425)                (1,425)              (1,425)

Other exclusions from capital                                          (307)                  (307)                (359)

General loan valuation allowance                                                                                  8,884
                                                                    -------                -------              -------
Adjusted Capital                                                     74,625                 74,625               83,457
                                                                    -------                -------              -------
   FIRREA regulatory capital requirement                             14,333                 28,666               56,357
                                                                    -------                -------              -------
   Amount by which adjusted capital exceeds                         $60,292                $45,959              $27,100
     requirement                                                    =======                =======              =======

The following table presents information regarding the Bank's compliance with the additional capital requirements mandated by FDICIA, at September 30, 1997:


                         REGULATORY CAPITAL  (FDICIA)
                            (Dollars in thousands)
                                                                                                                  TO BE WELL
                                                                                                              CAPITALIZED UNDER
                                                                       FOR CAPITAL ADEQUACY                    PROMPT CORRECTIVE
                                          ACTUAL                             PURPOSES                           ACTION PURPOSES
                               ------------------------------       ------------------------------    ------------------------------

                                  AMOUNT             RATIO             AMOUNT            RATIO           AMOUNT            RATIO
                               ------------      ------------       ------------      ------------    ------------      ------------

Total capital (to
 risk-weighted  assets)         $83,457              11.85%            $56,357            8.00%          70,446            10.00%

Core (Tier 1) capital (to
 total assets)                   74,625               7.81              38,221             4.00          57,332             6.00

Tier 1 leverage (to average
 assets)                         74,625               8.18              36,470             4.00          36,470             4.00
Tier 1 capital (to
 risk-weighted assets)           74,625              10.59              28,179             4.00          28,179             4.00
Tangible capital (to total
 assets)                         74,625               7.81              38,221             4.00          47,777             5.00

SELECTED CONSOLIDATED RATIOS OF THE COMPANY


                                                                                                   AT OR FOR THE
                                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -----------------------------------------------------
                                                                                         1997                        1996 (2)
                                                                              -----------------------        ----------------------

PERFORMANCE RATIOS: (1)

Return on average assets                                                               1.11   %                       (0.28)  %

Return on average equity                                                              13.26                           (4.99)

Equity to total assets                                                                 8.32                            8.07

Book value per share (3)                                                            $ 11.21                        $  12.13

Interest rate spread during the period                                                 3.04   %                        3.37   %

Net interest margin                                                                    3.40                            3.52

Average interest-earning assets to average interest-bearing liabilities              108.57                          103.55

G&A expense to average assets                                                          2.58                            3.17

Efficiency ratio  (4)                                                                 65.13                           86.23


                                                                                    AT SEPTEMBER 30,              AT DECEMBER 31,
                                                                                         1997                           1996
                                                                                -----------------------       ----------------------

ASSET QUALITY RATIOS:
Nonaccrual loans to total loans                                                        0.87   %                        1.76   %

Nonperforming assets to total assets and LOCs (5)(6)                                   1.19                            2.02

Allowance for losses on loans and LOCs to total loans and LOCs                         1.57                            2.06

Allowance for losses on loans, LOCs and real estate to total assets and LOCs           1.53                            1.96

GVAs for losses on loans to nonaccrual loans                                          98.04                           70.03

GVAs for losses on loans, LOCs and real estate to total nonperforming                120.86                           89.18
     assets (5) (6)

Classified assets to total and LOCs (7)                                                1.89                            3.20

GVAs to net classified assets (7)                                                     76.06                           56.42

________________
(1)  Ratios for the nine-month  periods have been annualized.
(2) If FDIC/SAIF special assessment of $5.4 million is excluded ROA would be 0.48%, ROE 8.55%, equity to total assets 8.69%, G&A expense to average assets 2.41% and efficiency ratio 65.65%.
(3)  Based on 7,178,505 and 7,082,781 shares at September 30, 1997 and 1996, respectively, less treasury shares and uncommitted ESOP and RRP shares.
(4) G&A expense to net interest income plus total noninterest income. Excludes provisions for losses on loans and other noninterest expense. For comparison purposes the SAIF special assessment in the amount of $5.4 million in the 1996 period has been excluded from the calculation.
(5) Excludes troubled debt restructures which are currently performing under their restructured terms.
(6) Nonperforming assets include nonperforming loans, nonperforming LOCs and REO.
(7) Classified assets include loans, off-balance sheet LOCs and REO, net of specific valuation allowance.

PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings
         -----------------

         The Company is named as a defendant in a wrongful termination lawsuit filed on August 14, 1996 in the San Bernardino County Superior Court by a former senior officer who elected to take early retirement in August of 1995. A settlement has been reached in that matter, and it is expected to be dismissed prior to the end of the fourth quarter of 1997. The amount involved in the settlement is not material to the operations of the Company.

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

Item 6.  Exhibits and Reports on Form 8-K
         --------------------------------
        (a) Exhibits  -  11 - Computations of Earnings Per Share
            Exhibits  -  27.1 - Financial Data Schedule

        (b) Reports on Form 8-K - No reports on Form 8-K were filed by the registrant during the nine months ended September 30, 1997

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: November 13, 1997                      REDFED BANCORP INC.



                                        By:    /s/  Anne Bacon
                                           ------------------------------
                                               Anne Bacon
                                               President and
                                               Chief Executive Officer


                                        By:   /s/   David C. Gray, CPA
                                           -------------------------------
                                                    David C. Gray, CPA
                                                    Treasurer and Chief
                                                    Financial Officer