Form 10-K
period 1997-12-31
REDFED BANCORP INC
filed 1998-03-27
CIK 916605

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

                         COMMISSION FILE NO.: 0-23146
                              REDFED BANCORP INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  DELAWARE                                       33-0588105
        (STATE OR OTHER JURISDICTION                           (IRS EMPLOYER
      OF INCORPORATION OR ORGANIZATION)                     IDENTIFICATION NO.)

                300 E. STATE STREET, REDLANDS, CALIFORNIA 92373
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES, INCLUDING ZIP CODE)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (909) 793-2391

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                    COMMON STOCK, PAR VALUE $0.01 PER SHARE
                               (TITLE OF CLASS)

  The Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of the voting stock held by non-affiliates of the registrant, i.e., persons other than directors and executive officers of the registrant, is $139,594,120 and is based upon the last sales price as quoted on The Nasdaq Stock Market for February 27, 1998.

  The Registrant had 7,577,549 shares of common stock outstanding as of February 27, 1998.

                   DOCUMENTS TO BE INCORPORATED BY REFERENCE

  THE PROXY STATEMENT FOR THE 1997 ANNUAL MEETING OF STOCKHOLDERS WILL BE INCORPORATED BY REFERENCE INTO PART III OF THIS FORM 10-K.
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                     INDEX

                                                                             PAGE
                                                                             ----
                                     PART I

 Item 1.  Business.......................................................      1
          General........................................................      1
          Market Area....................................................      4
          Lending Activities.............................................      5
          Asset Quality..................................................     14
          Investment Activities..........................................     20
          Sources of Funds...............................................     22
          Subsidiary Activities..........................................     25
          Competition....................................................     25
          Personnel......................................................     25
          Regulation.....................................................     26
          Taxation.......................................................     33
          Current Accounting Pronouncements..............................     34
 Item 2.  Properties.....................................................     35
 Item 3.  Legal Proceedings..............................................     35
 Item 4.  Submission of Matters to a Vote of Security Holders............     35

                                    PART II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder       36
          Matters........................................................
 Item 6.  Selected Financial Data........................................     37
 Item 7.  Management's Discussion and Analysis of Financial Condition and     39
          Results of Operations..........................................
 Item 8.  Financial Statements and Supplementary Data....................     52
 Item 9.  Changes in and Disagreements With Accountants on Accounting and     95
          Financial Disclosure...........................................

                                    PART III

 Item 10. Directors and Executive Officers of the Registrant.............     95
 Item 11. Executive Compensation.........................................     95
 Item 12. Security Ownership of Certain Beneficial Owners and Management.     95
 Item 13. Certain Relationships and Related Transactions.................     95

                                    PART IV

 Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-     96
           K.............................................................

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Redfed Bancorp Inc. (the "Company") was incorporated under Delaware law on October 18, 1993, for the purpose of becoming the holding company for Redlands Federal Bank, a federal savings bank (the "Bank"). On April 7, 1994, the Company acquired the Bank in connection with the Bank's conversion from a federally chartered mutual savings bank to a federally chartered stock savings bank. The Bank is one of the three largest financial institutions headquartered in Southern California's Inland Empire region, a relatively less urban area to the east of Los Angeles comprised of San Bernardino and Riverside counties. During its 107-year history, the Bank has operated as a community-oriented savings institution serving the residential loan and retail deposit needs of the predominantly suburban and rural communities in its market area. The Company is subject to regulation as a savings and loan holding company by the Office of Thrift Supervision ("OTS"). The Bank is also subject to regulation by the Federal Deposit Insurance Company (the "FDIC") and the Securities and Exchange Commission ("SEC"). The Bank's customer deposits are insured by the Savings Association Insurance Fund ("SAIF") of the FDIC. The Bank is also a member of the Federal Home Loan Bank (the "FHLB") of San Francisco. The Company's executive office is located at 300 E. State Street, Redlands, California 92373; the telephone number is (909)793-2391.

  On November 30, 1997, the Company signed a definitive Agreement and Plan of Merger pursuant to which the Company will be acquired by, and merged into, a wholly owned subsidiary of Golden State Bancorp Inc. ("Golden State"), the parent of Glendale Federal Bank. Upon the closing of the acquisition, Golden State will issue $20.75 of its common stock in exchange for each share of the Company's common stock. The transaction will be treated as a tax free exchange with the exact number of Golden State shares to be distributed to the Company's stockholders to be determined based upon the average closing price of Golden State's common stock on the New York Stock Exchange during the ten trading days prior to the second business day before the closing of the transaction. Consummation of the acquisition is subject to the approval of the Company's stockholders and regulatory authorities. It is currently expected that the acquisition will be consummated in the second quarter of 1998.

  On February 4, 1998, Golden State entered into an Agreement and Plan of Reorganization with First Nationwide (Parent) Holdings, Inc. ("FNPH"), First Nationwide Holdings, Inc. ("FNH"), Golden State Financial Corporation, First Gibraltar Holdings, Inc. and Hunter's Glen/Ford, Ltd. (the "California Federal Merger Agreement"). FNH is the parent of California Federal Bank and is controlled, through intermediate entities, by MacAndrews and Forbes Holdings, Inc. ("MAF") and Gerald J. Ford ("Ford"), the Chairman of the Board and Chief Executive Officer of California Federal Bank. Subject to certain conditions, including the approval of Golden State's stockholders and regulatory authorities, FNPH will be merged with and into Golden State (the "California Federal Merger") pursuant to the California Federal Merger Agreement. If the California Federal Merger is consummated, it is expected that affiliates of MAF and Ford would together own between 42% and 45% of the combined entity, before giving effect to the contingent issuance of Golden State common stock under the California Federal Merger Agreement that could substantially increase such percentage ownership. Upon the closing of the California Federal Merger, two-thirds of the board of directors of Golden State will be individuals designated by affiliates of MAF and Ford.

  The Company offers a range of consumer and small business commercial financial services to its customers, including retail and small business commercial transaction and term deposits, single-family mortgage loans and nonmortgage loans. The Company's single-family mortgage loan products include adjustable and fixed rate conforming and nonconforming permanent loans, as well as spot construction loans. The Company's nonmortgage loan products include home equity and small business commercial lines of credit, Federal Housing Administration ("FHA") Title I home improvement loans, credit card loans, automobile loans, and secured and unsecured personal and small business commercial loans. The Company invests in U.S. government and agency securities, mortgage-backed securities and other investments permitted by federal laws and regulations. The Company also offers insurance and securities brokerage services through a subsidiary of the Bank.

  The Company formerly originated substantial amounts of multi-family residential real estate loans, as well as a lesser amount of loans secured by small commercial and mixed use properties, tract developments and developed and undeveloped land. Until 1993, the Company issued letters of credit ("LOCs") securing the repayment of tax exempt bonds issued by various local governmental authorities in Southern California. Due to prior significant losses in the Company's multi-family loan portfolio resulting from higher defaults and substantial declines in the value of multi-family residential properties during the Southern California recession beginning in 1991, the Company substantially curtailed its multi-family lending activities, including issuing tax exempt bond related LOCs, other than in connection with the disposition of problem assets, and limited its tract construction, land lending and commercial real estate lending activities.

  The Company originates loans for investment and for sale and has purchased loans to augment the loan portfolio. Loan sales are derived from loans held in the Company's portfolio designated as being held for sale or originated during the period and being so designated. Historically, the Company has retained the bulk of the servicing rights of loans sold, however, in 1996 the majority of these servicing rights were sold. The Company's revenues are derived principally from interest on its mortgage loans, and to a lesser extent, nonmortgage loans, and fees on LOCs, deposit accounts, income from subsidiaries', mortgage loan servicing activities, and interest and dividends on its investment and mortgage-backed securities portfolios. The Company's primary source of funds are deposits, FHLB advances, principal and interest payments on loans, and proceeds from the sale of loans. Through its wholly-owned subsidiaries, the Company currently engages in the sale of insurance and investment products on an agency basis. In addition, the Company formerly engaged in real estate development activities through a subsidiary. No development is now in process and any remaining real estate is held for sale.

  The following tables set forth certain financial and operating information with respect to the Company.

    SUMMARY CONSOLIDATED FINANCIAL, OPERATING AND OTHER DATA OF THE COMPANY
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                              AT OR FOR THE YEAR ENDED DECEMBER 31,
                          -----------------------------------------------------------
                             1997       1996         1995         1994         1993
                          ----------  --------     --------     --------     --------
SUMMARY FINANCIAL
 CONDITION DATA:
Total assets............  $1,009,754  $882,504     $871,814     $960,853     $916,846
Total liabilities.......     925,504   810,386      823,736      905,345      863,485
Stockholders' equity,
 substantially
 restricted.............      84,250    72,118       48,078       55,508       53,361
SUMMARY OPERATING DATA:
Interest income.........  $   66,508  $ 61,499     $ 64,224     $ 56,515     $ 59,436
Interest expense........      36,731    33,038       38,366       29,869       30,869
                          ----------  --------     --------     --------     --------
Net interest income.....      29,777    28,461       25,858       26,646       28,567
Provision for losses on
 loans..................       1,139     2,838        7,938       12,651       12,990
                          ----------  --------     --------     --------     --------
  Net interest income
   after provision
   for losses on loans..      28,638    25,623       17,920       13,995       15,577
                          ----------  --------     --------     --------     --------
Non-interest income.....       7,046     6,967       11,198 (1)    6,275        6,884
                          ----------  --------     --------     --------     --------
General and
 administrative ("G&A")
 expense................      23,985    29,227 (2)   24,285       27,195       25,458
Real estate & LOC
 operations, net........       1,200     3,713       12,794       18,265        3,916
                          ----------  --------     --------     --------     --------
Total non-interest
 expense................      25,185    32,940       37,079       45,460       29,374
                          ----------  --------     --------     --------     --------
  Earnings (loss) before
   income taxes.........      10,499      (350)      (7,961)     (25,190)      (6,913)
Income taxes (benefit)..          66         7          124        1,150       (3,669)
                          ----------  --------     --------     --------     --------
  Net earnings (loss)...  $   10,433  $   (357)    $ (8,085)    $(26,340)    $ (3,244)
                          ==========  ========     ========     ========     ========
Basic earnings (loss)
 per share(9)...........  $     1.46  $  (0.07)    $  (2.04)    $  (6.14)(3)      n/a
                          ==========  ========     ========     ========     ========
Diluted earnings (loss)
 per share(9)...........  $     1.41  $  (0.07)    $  (2.04)    $  (6.14)(3)      n/a
                          ==========  ========     ========     ========     ========
SUMMARY FINANCIAL RATIOS
 AND OTHER DATA:
Return on average
 assets.................        1.12%    (0.04)%      (0.86)%      (2.79)%      (0.35)%
Return on average
 equity.................       13.43     (0.62)      (15.05)      (38.30)       (6.00)
Equity to total assets..        8.34      8.17         5.51         5.78         5.82
Interest rate spread....        3.01      3.36         2.87         3.19         3.44
G&A to average assets...        2.57      3.40 (4)     2.59         2.88         2.74
Efficiency ratio(5).....       65.14     82.50 (6)    65.54 (6)    82.61        71.81
REGULATORY CAPITAL
 RATIOS:
Tangible and core
 capital................        7.81      7.73         5.24         5.65         5.42
Risk-based capital......       11.94     11.52         8.17         8.59         8.11
ASSET QUALITY RATIOS:
Nonperforming assets to
 total assets and
 LOCs(7)(8).............        1.14      2.02         4.53         4.46         3.17
Allowance for losses on
 loans, LOCs and real
 estate to total assets
 and LOCs...............        1.46      1.96         3.28         2.85         1.95
General valuation
 allowances for losses
 on loans, LOCs and real
 estate to total
 nonperforming
 assets(7)(8)...........      122.00     89.18        39.30        51.20        40.90

                                                   (See notes on following page)

--------
(1) Includes curtailment gain of $3.4 million.

(2) Includes FDIC special assessment of $5.4 million.

(3) Loss per share data has been calculated based on the Company's net loss of $24.4 million for the period April 7, 1994 (the date of the Company's initial public offering) through December 31, 1994.

(4) G&A to average assets ratio, excluding FDIC special assessment is 2.77%.

(5) Efficiency ratio equals G&A expense to net interest income plus total non-interest income. Excludes provisions for losses on loans and LOCs and real estate operations.

(6) For the years ended December 31, 1996 and 1995 if FDIC special assessment of $5.4 million and curtailment gain on retirement plan of $3.4 million were excluded, the efficiency ratio would be 67.20% and 72.14%, respectively.

(7) Excludes troubled debt restructures which are currently performing under their restructured terms.

(8) Nonperforming assets include nonperforming loans, LOCs and real estate acquired through foreclosure.

(9) Earnings per share data have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128 "Earnings Per Share."

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

  Virtually all of the Company's lending origination activities are conducted in the Company's market area located in the Inland Empire and other areas of Southern California; and a significant portion of the Company's assets are invested in loans that are secured by multi-family and, to a lesser extent, commercial real estate located in these areas. During 1997 and 1996 the Company significantly increased purchases of one-to-four family mortgage loans in California. Beginning in 1991, Southern California, including the Inland Empire, experienced an economic recession as a result of a decline in the defense industry, including military base closures and downsizings, corporate relocations and general weakness in the real estate market. This recession was characterized by, among other things, high levels of unemployment, declining business and real estate activity, significant increases in vacancies in multi-family residential and commercial properties, declining rents and property values and slowing sales of new one-to four-family residential properties. Loan delinquencies increased and the underlying values of many properties securing loans declined, resulting in substantial losses to lending institutions. The recession caused substantial increases in the Company's levels of nonperforming assets, particularly in its multi-family lending and LOC portfolios, and in its provisions for loan and real estate losses, as well as a decline in interest income. While the Inland Empire economy has recently exhibited positive employment, economic and real estate trends, there is no assurance that such trends will continue. A worsening of current economic conditions in the Company's primary lending area would have an adverse effect upon the Company's business and operations, including the level of the Company's delinquencies and nonperforming and classified assets, the magnitude of its provisions for loan and real estate losses, the value of the collateral securing the Company's mortgage loans and its portfolio of real estate acquired through foreclosure ("REO") and the demand for new loan originations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Business--Asset Quality."

  The Company's deposit gathering activities are concentrated in the areas surrounding its home and thirteen branch offices. Due to its community and customer service orientation, together with its long history in the Inland Empire, the Bank has developed strong depositor loyalty and significant deposit market shares in the communities it serves. During December 1996 the Company concluded the acquisition of $17.5 million in deposit liabilities from another local area bank, and in September 1997 another $12.0 million in deposits were acquired. During 1997 the Company expanded its product lines to include small business banking services.

LENDING ACTIVITIES

  General. The Company emphasizes the origination of one-to-four family residential loans, including loans secured by existing homes and spot construction loans. Substantially all of the Company's one-to-four family originated mortgage loans are secured by property located in Southern California. The Company also purchases one-to-four family mortgage loans primarily in California. During 1997, the Company expanded its conduit program for Federal Housing Administration ("FHA"), Veterans Administration ("VA") and nonconforming mortgage loan production. The Company also expanded its small business commercial lines of credit and small business commercial loan programs and has historically made other types of nonmortgage loans including home equity lines of credit, FHA Title I home improvement loans, credit card loans, mobile home loans, new and used automobile and recreational vehicle loans, secured and unsecured personal loans (collectively, "consumer and other loans"). Prior to 1993, the Company also originated multi-family residential mortgage loans and issued LOCs and, to a lesser extent, tract construction and land development and commercial real estate loans. However, in recent periods, the Company has substantially curtailed the origination of multi-family residential units, including issuing tax-exempt bond related LOCs, except in connection with the sale of problem assets, and limited the origination of tract construction, land development loans and commercial real estate loans. This was due to adverse conditions in the Company's primary lending market which previously led to increases in the levels of delinquencies and nonperforming and restructured loans in these portfolios.

  Loan originations and purchases for the year ended December 31, 1997 were $334.7 million compared to $158.1 million for the year ended December 31, 1996. The increase in the loan activity was a result of the Company's business plan to expand lending origination and purchase activity and thereby increase assets.

  Since 1982, the Company has emphasized the origination of adjustable rate mortgage ("ARM") loans for retention in its portfolio in order to increase the percentage of loans with more frequent repricing. Most of these ARM loans have rates based on the FHLB Eleventh District Cost of Funds Index ("COFI"), which is comprised of the average cost of funds of all savings institutions that are members of the FHLB of San Francisco. In 1997 the Company increased ARM loans tied to the one year Constant Maturity Treasury Index ("CMT"), which responds more quickly to market conditions than the COFI, which is a lagging index. At December 31, 1997, 92.59% of the Company's total mortgage loan portfolio were ARM loans, of which 82.85% had interest rates tied to the COFI, 14.44% had interest rates tied to the CMT and 2.71% had interest rates tied to other indices. At December 31, 1996, approximately 93.00% of the Company's mortgage loan portfolio were ARM loans, of which 94.00% had interest rates tied to the COFI and 6.00% had interest rates tied to the CMT. During 1997 the Company retained only a limited amount of its fixed rate loan production in its portfolio.

  Loan Portfolio Composition. At December 31, 1997, the Company had total loans outstanding of $923.5 million, of which $579.0 million, or 62.70%, were one-to-four family residential mortgage loans and $161.6 million, or 17.50%, were multi-family residential mortgage loans. At that same date, 93.44% of the Company's one-to-four family mortgage loans, 96.73% of its multi-family residential mortgage loans and 84.25% of its other mortgage loans had adjustable interest rates. At December 31, 1996, the Company had total loans outstanding of $754.9 million, of which $426.0 million, or 56.43%, were one-to-four family residential mortgage loans and $170.5 million, or 22.59% were multi-family residential mortgage loans. At that same date,

92.55% of the Company's one-to-four family mortgage loans, 96.19% of its multi-family residential mortgage loans and 90.34% of its other mortgage loans had adjustable interest rates. Further information concerning the composition of the Company's loan portfolio at December 31, 1997 and at the prior dates indicated is set forth in the following table.

                          LOAN PORTFOLIO COMPOSITION

                                                             AT DECEMBER 31,
                         ----------------------------------------------------------------------------------------------
                               1997               1996               1995               1994               1993
                         ------------------ ------------------ -----------------  -----------------  ------------------
                                                                         PERCENT            PERCENT
                                   PERCENT            PERCENT              OF                 OF               PERCENT
                          AMOUNT   OF TOTAL  AMOUNT   OF TOTAL  AMOUNT    TOTAL    AMOUNT    TOTAL    AMOUNT   OF TOTAL
                         --------  -------- --------  -------- --------  -------  --------  -------  --------  --------
                                                         (DOLLARS IN THOUSANDS)
Mortgage loans:
 One-to-four family(1).. $578,980    62.70% $425,970    56.43% $334,691   46.52%  $349,386   43.88%  $277,196    40.74%
 Multi-family(2)........  161,645    17.50   170,543    22.59   186,375   25.90    213,057   26.76    220,768    32.45
 Commercial real
  estate................   69,416     7.52    75,235     9.97    74,339   10.33     70,963    8.91     72,664    10.68
 Spot construction(3)...   42,924     4.65    21,036     2.79    47,512    6.60     73,688    9.25     28,790     4.23
 Developed lots.........   27,344     2.96    35,221     4.66    47,598    6.62     52,961    6.65     43,571     6.40
 Tract construction and
  land..................      261     0.03     1,048     0.14     2,705    0.38      6,596    0.83      9,690     1.42
                         --------   ------  --------   ------  --------  ------   --------  ------   --------   ------
   Total mortgage loans.  880,570    95.36   729,053    96.58   693,220   96.35    766,651   96.28    652,679    95.92
Consumer and other
 loans(4)...............   42,888     4.64    25,804     3.42    26,287    3.65     29,584    3.72     27,731     4.08
                         --------   ------  --------   ------  --------  ------   --------  ------   --------   ------
   Total loans..........  923,458   100.00%  754,857   100.00%  719,507  100.00%   796,235  100.00%   680,410   100.00%
                                    ======             ======            ======             ======              ======
Less:
 Undisbursed portion of
  construction loans....  (20,198)           (12,390)           (18,467)           (39,801)           (14,617)
 Unamortized discounts
  or premiums and net
  deferred loan
  origination fees......     (468)            (2,471)            (3,311)            (4,428)            (4,750)
 Allowance for losses
  on loans..............   (7,736)           (10,134)           (14,745)           (18,874)           (15,373)
                         --------           --------           --------           --------           --------
                         $895,056           $729,862           $682,984           $733,132           $645,670
                         ========           ========           ========           ========           ========

-------
(1) Includes loans held for sale.

(2) Excludes LOCs.

(3) Consists of spot construction loans in the construction phase; such loans that are in the permanent loan phase generally are included in one-to-four family mortgage loans.

(4) Included in consumer loans are $2.1 million, $1.6 million, $1.3 million, $1.5 million and $1.4 million of small business commercial LOCs and secured and unsecured small business commercial loans at December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

  Loan Maturity. The following table shows the maturity of the Company's loans at December 31, 1997.

                                 LOAN MATURITY

                                                            AT DECEMBER 31, 1997
                         ---------------------------------------------------------------------------------------------
                                                                                       TRACT
                           ONE-TO-    MULTI-   COMMERCIAL      SPOT       DEVELOPED CONSTRUCTION CONSUMER  TOTAL LOANS
                         FOUR FAMILY  FAMILY   REAL ESTATE CONSTRUCTION     LOTS      AND LAND   AND OTHER RECEIVABLE
                         ----------- --------  ----------- ------------   --------- ------------ --------- -----------
                                                           (DOLLARS IN THOUSANDS)
Amount due:
 Within one year........  $  1,202   $  1,042    $ 1,378     $ 6,896       $   272      $261      $ 8,699   $ 19,750
                          --------   --------    -------     -------       -------      ----      -------   --------
 After one year:
   More than one to
    three years.........     1,807        102      4,600       1,638           442       --         3,720     12,309
   More than three to
    five years..........     1,098      5,438      2,447         --            104       --        16,484     25,571
   More than five to 10
    years...............     3,069     23,645      8,147         --          5,524       --         6,604     46,989
   More than 10 to 20
    years...............    34,395     54,149     24,908       1,318        19,841       --         3,975    138,586
   Over 20 years........   537,409     77,269     27,936      33,072 (1)     1,161       --         3,406    680,253
                          --------   --------    -------     -------       -------      ----      -------   --------
     Total due after one
      year..............   577,778    160,603     68,038      36,028        27,072       --        34,189    903,708
                          --------   --------    -------     -------       -------      ----      -------   --------
     Total amount due...   578,980    161,645     69,416      42,924        27,344       261       42,888    923,458
Loans in process........      (795)       --        (493)    (18,881)          --        --           (29)   (20,198)
Unearned discounts or
 premiums and net
 deferred loan
 origination fees.......     1,375       (816)      (229)       (551)         (231)      --           (16)      (468)
Allowance for losses on
 loans..................    (2,516)    (2,500)      (800)       (200)         (701)     (100)        (919)    (7,736)
                          --------   --------    -------     -------       -------      ----      -------   --------
                           577,044    158,329     67,894      23,292        26,412       161       41,924    895,056
                          --------   --------    -------     -------       -------      ----      -------   --------
Loans held for sale.....    (4,051)       --         --          --            --        --           --      (4,051)
                          --------   --------    -------     -------       -------      ----      -------   --------
                          $572,993   $158,329    $67,894     $23,292       $26,412      $161      $41,924   $891,005
                          ========   ========    =======     =======       =======      ====      =======   ========

--------
(1) Assumes spot construction loans will convert to permanent one-to-four family loans upon completion of construction.

  The following table sets forth at December 31, 1997, the dollar amount of all loans due after December 31, 1998, and whether such loans have fixed interest rates or adjustable interest rates.

                          LOANS BY INTEREST RATE TYPE

                                                     DUE AFTER DECEMBER 31, 1998
                                                     ---------------------------
                                                      FIXED  ADJUSTABLE  TOTAL
                                                     ------- ---------- --------
                                                       (DOLLARS IN THOUSANDS)
Mortgage loans:
  One-to-four family................................ $36,394  $541,384  $577,778
  Multi-family......................................   5,276   155,327   160,603
  Commercial real estate............................   9,444    58,594    68,038
  Spot construction ................................   1,638    34,390    36,028
  Developed lots....................................     221    26,851    27,072
  Consumer and other loans..........................  27,187     7,002    34,189
                                                     -------  --------  --------
    Total loans..................................... $80,160  $823,548  $903,708
                                                     =======  ========  ========

  The following table sets forth the Company's loan originations, purchases, sales and principal repayments periods indicated:

                                 LOAN ACTIVITY

                                      AT OR FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------
                                       1997            1996           1995
                                   ------------    ------------    ------------
                                          (DOLLARS IN THOUSANDS)
   Beginning balance (gross)...... $    754,857    $    719,507    $   796,235
                                   ------------    ------------    -----------
   Loans originated:(1)
     One-to-four family(2)........       53,712          37,698         33,648
     Multi-family(3)..............        6,862           8,404          3,088
     Commercial real estate.......        7,878              --          7,010
     Spot construction............       42,904          21,050         36,725
     Developed lots...............        1,464             270         10,868
     Tract construction and land..        3,940              --             --
     Consumer and other loans.....       29,312          19,953         21,057
                                   ------------    ------------    -----------
       Total loans originated.....      146,072          87,375        112,396
   Loans purchased................      188,671(5)       70,699(5)       1,585
                                   ------------    ------------    -----------
       Total .....................      334,743         158,074        113,981
                                   ------------    ------------    -----------
   Transfer of loans to REO(4)....      (11,074)        (13,811)       (22,124)
   Principal repayments...........     (150,618)       (108,635)       (91,890)
   Sales of loans.................       (4,450)           (278)       (76,695)
                                   ------------    ------------    -----------
   Ending balance (gross)......... $    923,458    $    754,857    $   719,507
                                   ============    ============    ===========

--------
(1) Includes loans made to facilitate the sale of real estate.

(2) Includes loans held for sale.

(3) Excludes LOCs.

(4) Excludes allowance for losses on loans and unamortized deferred loan fees on loans transferred to REO.

(5) Excludes premiums (net of discounts) of $2,361 for 1997 and $444 for 1996.

  One-to-Four Family Mortgage Lending. The Company offers both fixed rate mortgage loans and ARM loans with maturities of up to 40 years secured by one-to-four family residences which are located in the Company's primary market area. Loan originations are primarily obtained through Company employed loan representatives who are compensated on a commission basis, and, to a lesser extent, from wholesale loan brokers. Loan originations that satisfy the Company's underwriting criteria are solicited from existing or past customers, members of the local community, realtors in the Company's market area, and wholesale loan brokers.

  The Company's policy is to originate one-to-four family residential mortgage loans in amounts up to 80% of the lower of the appraised value or the selling price of the property securing the loan, or up to 95% of the lower of the appraised value or selling price if private mortgage insurance is obtained. Title and casualty insurance are required on all loans. Mortgage loans originated by the Company generally include due-on-sale clauses which provide the Company with the contractual right to declare the loan immediately due and payable in the event the borrower transfers ownership of the property without the Company's consent. Due-on-sale clauses are a means of adjusting the rates on the Company's fixed rate mortgage loan portfolio and the Company has generally exercised its rights under these clauses.

  Of the $579.0 million of one-to-four family residential mortgage loans outstanding at December 31, 1997, 6.56% were fixed rate loans and 93.44% were ARM loans. The interest rates for the majority of the Company's ARM loans are indexed to the monthly weighted average COFI. During 1995, the Company introduced loans tied to the one year CMT, a current rate index, and during 1997 introduced loans tied to the Twelve Month

Moving Average of One Year Treasury ("12MAT") and London Inter Bank Offering Rate ("LIBOR"). The Company offers a number of ARM loan programs with interest rates which adjust monthly, quarterly, semi-annually or annually. At December 31, 1997, $64.0 million of the Company's one-to-four family ARM loans had payment schedules that permit "negative amortization," that is, a portion of the interest accrued on loans whose interest rates have adjusted upward due to an interest rate index increase are not payable currently (due to monthly payment caps) and are instead added to loan principal. Negative amortization involves a greater risk to the Company during periods of rising interest rates because the loan principal may increase above the amount originally advanced, thereby increasing the Company's risk of loss in the event of default. At December 31, 1997, the aggregate balances of such one-to-four family loans at that date exceeded the original amounts advanced by $389,000. The Company believes that the resulting risk of default is not material due to the underwriting criteria and relatively low loan-to-value ratios applied by the Company in originating such loans, and the stability to the borrower provided by the payment schedules.

  The Company also originates loans secured by second mortgages on single family residences. These second mortgage loans are originated either as fixed rate loans with terms of up to 15 years or as ARM loans which adjust either monthly or semi-annually and have terms of up to 30 years. These loans are generally subject to an 80% combined loan-to-value limitation, including any other outstanding mortgage or lien on the property. At December 31, 1997 the Company had $2.1 million of loans secured by second mortgages on single family residences on which the Company did not also have the first lien mortgage.

  At December 31, 1997, $6.2 million of the Company's one-to-four family residential mortgage loans were nonaccrual as compared to $10.7 million at December 31, 1996 and $8.8 million at December 31, 1995. One-to-four family REO at December 31, 1997 amounted to $2.5 million, compared to $3.2 million at December 31, 1996 and $5.4 million at December 31, 1995. See "--Asset Quality--Nonperforming Assets."

  Multi-family Lending; LOCs. The Company formerly originated multi-family mortgage loans generally secured by apartment complexes located in Southern California. Of the $161.6 million of multi-family mortgage loans outstanding at December 31, 1997, 3.27% were fixed rate loans and 96.73% were ARM loans; $96.4 million, or 61.68%, of the ARM loans had payment schedules that permit negative amortization, although none of these loans currently have loan balances exceeding the original amounts advanced. Since 1993, the Company has substantially curtailed the origination of multi-family loans except in connection with the sale of problem assets or to existing qualifying customers. This action was taken as a result of adverse market conditions that had previously led to increases in the level of delinquencies, nonperforming and restructured loans in this portfolio. At December 31, 1997, $136.1 million, or 84.2%, of the multi-family mortgage loan portfolio had been originated prior to January 1, 1996. Twenty-two multi-family loans with an outstanding balance of $13.2 million were originated during 1996 and 1997, primarily as a result of the sale of REO.

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

  When evaluating the qualifications of the borrower for a multi-family loan, the Company considers the financial resources and income level of the borrower, the borrower's experience in owning or managing similar properties and the Company's lending experience with the borrower. The Company's underwriting policies require that the borrower be able to demonstrate strong management skills and the ability to maintain the property from current rental income. The borrower must also present evidence of the ability to repay the loan and a history of making mortgage payments on a timely basis. In making its assessment of the creditworthiness of the borrower, the Company generally reviews the financial statements, employment and credit history of the borrower, as well as other related documentation. The Company's largest multi-family loan at December 31, 1997 had an outstanding balance of $4.9 million and was secured by an apartment complex located in Loma Linda, California. The average outstanding multi-family loan balance at December 31, 1997, excluding LOCs, was $567,000. At December 31, 1997, the multi-family loan portfolio consisted of 285 loans with an aggregate outstanding balance of $161.6 million, or 17.50% of total loans. Of this amount, $942,000, or 0.58% of the multi-family loan portfolio, was nonaccrual, as compared to $764,000, or 0.45% of the multi-family loan portfolio, at December 31, 1996, and $6.1 million, or 3.28% of the multi-family loan portfolio, at December 31, 1995. Multi-family REO amounted to $888,000, $422,000 and $17.8 million at December 31, 1997, 1996 and 1995, respectively. See "--Asset Quality--Nonperforming Assets."

  Loans secured by apartment buildings and other multi-family residential properties are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by multi-family properties are often dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting policies, which require such loans to be qualified at origination on the basis of the property's income and debt service coverage ratio. In addition, higher market interest rates could cause an increase in the Company's nonperforming multi-family loans to the extent that borrowers are unable to pay higher interest rates on adjustable rate loans. Some of the Company's multi-family loans have marginal debt service coverage ratios due to vacancies and the inability of landlords to increase rental rates in the current economic environment.

  From 1982 through 1993, a significant business activity for the Company involved the issuance of direct pay LOCs for the purpose of providing assurance to bondholders of the payment of principal and interest on tax-exempt bonds issued to finance the acquisition or development of multi-family housing. Under the terms of the related bond financing, up to 25% of the units in the multi-family project must typically be reserved for low and moderate income rental purposes, although in some cases a greater percentage is required to be reserved. In most of these transactions, the FHLB issues a stand-by letter of credit securing the Company's LOC and the Company pledges unrelated loans and mortgage backed securities ("MBS") in an amount sufficient to secure the Company's obligation to reimburse the FHLB in the event of any draw on the FHLB's letter of credit. Because of the direct pay nature of the Company's LOCs in these transactions, the Company must make all payments on the related bonds as such payments become due, including regular interest payments and payments of principal due at maturity or upon default, and then obtain reimbursement for such payments from the payments required to be made by the owners of the related multi-family housing projects on the mortgage loans underlying the bonds. In the event that the borrower fails to perform its reimbursement obligations, the Company may, among other things, foreclose on the project. Such foreclosure may generally be accomplished without causing a default on the related issue of bonds, with the result that the benefit of any favorable financing represented by the interest rate on the bonds may, in effect, be made available to a subsequent purchaser of the multi-family project from the Company after such foreclosure. The term "LOC" is used herein to refer to the letter of credit issued by the Company, the related mortgage or deed of trust taken by the Company as security for the reimbursement obligations of its LOC account party (i.e., the developer or owner of the project) and all related rights. The Company has discontinued issuing any new LOCs, except on the sale of existing LOC properties foreclosed on by the Company or the restructuring of existing LOCs.

  The Company typically received an origination fee of between 1% and 2% of the amount of its LOC when issued and receives a fixed annual fee of between 1.30% and 2.00% for each year in which the related bonds are outstanding.

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

  The Company applies the same underwriting criteria to the LOCs as to multi-family loans. As with conventional multi-family loans, the performance of the LOCs previously was adversely affected by the recessionary economic conditions in the Company's primary market area. However, because the LOCs carry significantly lower interest rates than conventional multi-family loans, the amount of net operating income required to service the LOCs is correspondingly less than for conventional multi-family loans. In accordance with generally accepted accounting principles and applicable regulatory requirements, the economic benefit of such financing as compared with normal financing costs (the "bond enhancement value") is taken into account, to the extent it will remain outstanding, in determining the fair value of the LOC arrangement at the time of foreclosure or in-substance foreclosure.

  At December 31, 1997, 22 LOCs in the aggregate amount of $108.8 million were outstanding. An allowance for losses on the Company's LOCs in the amount of $7.6 million was included in other liabilities at December 31, 1997 and 1996. The Company's largest LOC at December 31, 1997, had an outstanding balance of $7.5 million and is secured by an apartment complex located in Corona, California. The average outstanding LOC balance at December 31, 1997 was $4.9 million. See "--Asset Quality--Nonperforming Assets." Since the inception of the LOC program in 1985, the Company has recognized losses in the amount of $14.4 million, or 23.20% of $62.1 million LOCs that have been nonperforming in the past, or 10.19% of the aggregate original amount of LOCs.

  Commercial Real Estate Lending. The Company has historically originated commercial real estate loans that are generally secured by properties used for business purposes such as skilled nursing care facilities and small office buildings located in the Company's primary market area. Of the $69.4 million of commercial loans outstanding at December 31, 1997, 15.29% were fixed rate loans and 84.71% were ARM loans; $26.0 million, or 37.42%, of the ARM loans had payment schedules that permit negative amortization, although none of these loans currently have loan balances exceeding the original amounts advanced. Due to adverse market conditions, the Company has generally limited the origination of commercial real estate loans except in connection with the sale of problem assets or to existing credit-worthy customers. See "--Lending Activities--General." The Company's underwriting procedures provide that commercial real estate loans may be made in amounts up to 75% (85% in connection with the sale of a commercial REO) of the lesser of the appraised value or the sales price of the property. These loans may be made with terms of up to 30 years and are indexed to the COFI or the one year CMT. The Company's underwriting standards and procedures for commercial loans are similar to those applicable to its multi-family loans, under which the Company considers the net operating income of the property and the borrower's expertise, credit history and profitability. The Company has generally required that the properties securing commercial real estate loans have debt service coverage ratios of at least 1.2x. The largest commercial real estate loan in the Company's portfolio at December 31, 1997 had an outstanding balance of $5.6 million and is secured by a commercial office building located in Redlands, California. The average outstanding loan balance of commercial real estate loans at December 31, 1997 was $375,000. At December 31, 1997, the commercial real estate loan portfolio consisted of 185 loans with an aggregate outstanding balance of $69.4 million, or 7.52% of total loans. Of this amount, $61,000, or 0.09%, were nonaccrual at December 31, 1997, as compared to none at December 31, 1996 and $223,000, or 0.30%, at December 31, 1995. Commercial REO amounted to $177,000, $461,000 and $536,000 at December 31, 1997, 1996 and 1995, respectively. See "--Asset Quality--Nonperforming Assets."

  Loans secured by commercial real estate, like multi-family loans, are generally larger and involve a greater degree of risk than one-to-four family residential mortgage loans. Because payments on loans secured by commercial real estate are often dependent on successful operation or management of the properties, repayment of such loans may be subject, to a greater extent, to adverse conditions in the real estate market or the economy. The Company seeks to minimize these risks through its underwriting standards, which require such loans to be qualified on the basis of the property's income and debt service coverage ratio.

  Spot Construction Loans. The Company originates spot construction loans to individuals who intend to occupy the home upon completion as their primary residence. The properties securing such loans are spread out geographically throughout the Company's market area, and thus avoid or reduce most of the risks associated with large tract construction loans. These loans typically have a construction term of twelve months and at the completion of the construction phase automatically convert to an adjustable rate permanent mortgage loan. When these loans are converted to permanent mortgage loans they are reclassified as one-to-four family residential mortgage loans. At December 31, 1997, $72.9 million of the $579.0 million of one-to-four family residential mortgage loans were spot construction loans that had converted to the permanent loan phase.

  The Company's policies provide that spot construction loans may be made in amounts up to 80% of the appraised (as built) value, with a minimum 20% cash investment in the property by the borrower . As part of the loan approval process, Company personnel with relevant construction experience review the borrower's proposed construction costs. The Company requires that any excess of its construction cost estimates over 80% of the appraised value be paid by the borrower in cash at the origination of the loan. Loan proceeds are disbursed in increments as construction progresses and as inspections warrant. At December 31, 1997, the Company had $42.9 million of spot construction loans, or 4.65% of the Company's total loan portfolio. At December 31, 1997 and 1996 no spot construction loans were nonaccrual. At December 31, 1995, only one spot construction loan, with an outstanding balance of $418,000, was nonaccrual. No spot construction loans were included in REO at December 31, 1997, as compared to $372,000 at December 31, 1996 and none at December 31, 1995. See "--Asset Quality--Nonperforming Assets."

  Developed Lot Loans. At December 31, 1997, the Company had $27.3 million of developed lot loans, comprising 2.96% of total loans. Developed lot loans are loans made to individual borrowers secured by developed building lots, typically intended for future construction of a home, rather than bulk loans to builders to finance the builders' lot inventories. Of the Company's developed lot loans, $251,000, or 0.92% of such loans, were nonaccrual at December 31, 1997, as compared to $1.0 million, or 2.86% of such loans, at December 31, 1996, and $1.0 million, or 2.18% of such loans, at December 31, 1995. Developed lots in the amount of $903,000 were classified REO at December 31, 1997, as compared to $1.8 million at 1996 and 1995, respectively. See "-- Asset Quality--Nonperforming Assets."

  Tract Construction and Land Development Lending. At December 31, 1997, the Company had loans of $261,000, or 0.03% of total loans, in the category of tract construction and land development loans. At December 31, 1997, none of the Company's tract construction and land loans were nonaccrual, compared to $586,000, or 55.92%, at December 31, 1996 and $581,000, or 21.48%, at December
31, 1995. Tract construction and land loans classified as REO amounted to $413,000, $458,000 and $463,000 at December 31, 1997, 1996, and 1995,
respectively. See "--Asset Quality--Nonperforming Assets."

  Consumer and Other Loans. The Company also offers loans in the form of home equity lines of credit and FHA Title I home improvement loans (both of which are secured by single-family residences), small business commercial lines of credit, mobile home loans, new and used auto and recreational vehicle loans and secured and unsecured personal and small business commercial loans. FHA Title I home improvement loans are insured by the FHA up to 90% of the original loan balance, subject to certain per lender limitations based on the aggregate amounts of such loans made, and insured losses incurred, by the individual lending institution. The Company also currently offers credit cards that are underwritten and owned by the Company. The Company has engaged a specialized servicing firm to manage its credit card portfolio, including billing and collection of delinquent accounts. As of December 31, 1997, consumer and other loans totaled $42.9 million, or 4.64% of the Company's total loan portfolio. Except for equity lines of credit and small business commercial lines of credit, consumer and other loans are offered primarily on a fixed rate basis, generally with maturities of ten years or less. The underwriting standards employed by the Company for consumer and other loans include a determination of the applicant's payment history on other debts and an assessment of the borrower's ability to meet payments on the proposed loan along with the borrower's existing obligations. In addition to the creditworthiness of the applicant, and the use of credit scoring, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount. The Company's consumer and other loans tend to have a higher risk of default than one-to-four family mortgage loans. The level of nonaccrual loans in the Company's consumer and other loan portfolio was $235,000, or 0.55% of the consumer and other loan portfolio, at December 31, 1997, compared to $200,000 or 0.78% of the consumer and other loan portfolio at December 31, 1996 and $413,000 or 1.57% of the consumer and other loan portfolio at December 31, 1995. Consumer and other loan repossessed assets were $237,000 at December 31, 1997, $51,000 at December 31, 1996 and $43,000 at December 31, 1995. See "--Asset Quality-- Nonperforming Assets."

  Loan Approval Procedures and Authority. The Board of Directors of the Company authorizes and may limit the lending activities of the Company. Management of the Company has established a loan committee comprised of the Chief Executive Officer, the Chief Operating Officer, the Senior Vice President-Chief Lending Officer and two other loan officers. The Board of Directors has authorized the following persons to approve mortgage loans up to the amounts indicated: conforming mortgage loans up to the Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA") secondary market purchase limit, which currently is $214,600, may be approved by any member of the loan committee or designated staff members; nonconforming mortgage loans in amounts of $400,000 and below may be approved by any two members of the loan committee; and mortgage loans in excess of $400,000 and up to $2.0 million require the approval of three members of the loan committee, one of whom must be the Chief Lending Officer, the Chief Operating Officer, or the Chief Executive Officer. The approval of the loan committee of the Board of Directors or the full Board of Directors is required for mortgage loans in excess of $2.0 million and below $5.0 million. Any loan of $5.0 million or more requires the approval of the full Board of Directors.

  Mortgage-backed Securities. The Company invests in MBS and utilizes such securities to complement its mortgage lending activities. At December 31, 1997, MBS totaled $16.0 million, or 1.58% of total assets. Included in this amount is a San Bernardino County tax exempt pass-through bond relating to multi-family residential properties with an original principal amount of $38.2 million. The Company originated the loans securing the bonds, and subsequently purchased all of the bonds. The remaining principal amount at December 31, 1997 was $5.4 million. In February 1998 the bond was repaid in full. The balance of MBS are categorized as available-for-sale investments, including $8.9 million of Government National Mortgage Association ("GNMA") certificates and $1.7 million of FHLMC certificates. At December 31, 1997 the MBS portfolio had a weighted average yield of 7.40%. The MBS portfolio at December 31, 1997 consisted of $14.3 million of fixed rate securities and $1.7 million of adjustable rate securities. Investments in MBS involve risks that actual prepayments may exceed the estimates used at the time of purchase, which may result in a loss for any premium paid on such instruments and thereby reduce the net yield on such securities. If interest rates increase, the market value of such securities may be adversely affected.

  The following table sets forth the composition of the Company's MBS portfolio in dollar amounts and in percentages of the total portfolio at the dates indicated.

                     MORTGAGE-BACKED SECURITIES PORTFOLIO

                                              AT DECEMBER 31,
                             ----------------------------------------------------
                                   1997              1996              1995
                             ----------------  ----------------  ----------------
                                      PERCENT           PERCENT           PERCENT
                             CARRYING   OF     CARRYING   OF     CARRYING   OF
                              VALUE    TOTAL    VALUE    TOTAL    VALUE    TOTAL
                             -------- -------  -------- -------  -------- -------
                                           (DOLLARS IN THOUSANDS)
Held to Maturity:
  San Bernardino County
   bond..................... $ 5,365   33.58%  $25,327   58.16%  $25,615   49.15%
                             -------  ------   -------  ------   -------  ------
                               5,365   33.58    25,327   58.16    25,615   49.15
                             -------  ------   -------  ------   -------  ------
Available for Sale:
  GNMA certificates.........   8,913   55.80    16,356   37.56    21,098   40.48
  FHLMC certificates........   1,697   10.62     1,864    4.28     5,403   10.37
                             -------  ------   -------  ------   -------  ------
                              10,610   66.42    18,220   41.84    26,501   50.85
                             -------  ------   -------  ------   -------  ------
                             $15,975  100.00%  $43,547  100.00%  $52,116  100.00%
                             =======  ======   =======  ======   =======  ======

  The following table sets forth certain information regarding purchases, sales and repayments relating to the Company's MBS portfolio for the years indicated.

              MORTGAGE-BACKED SECURITIES PURCHASES AND REPAYMENTS

                                                    AT OR FOR THE YEAR ENDED
                                                          DECEMBER 31,
                                                   ----------------------------
                                                     1997      1996      1995
                                                   --------  --------  --------
                                                     (DOLLARS IN THOUSANDS)
     At beginning of period....................... $ 43,547  $ 52,116  $ 79,971
       MBS purchased..............................      --      5,950    21,053
       Principal repayments and sales.............  (27,572)  (14,519)  (48,908)
                                                   --------  --------  --------
       At end of period........................... $ 15,975  $ 43,547  $ 52,116
                                                   ========  ========  ========

ASSET QUALITY

  Collection Procedures. The Company's collection procedures for mortgage loans with principal balances of less than $500,000 secured by property consisting of one-to-four family residential units include sending a 30-day notice of intent to foreclose to the borrower on the day after the expiration of the payment grace period, which is between 10 and 15 days after a payment due date depending on the type of property. If the notice of intent expires and the borrower has made no arrangements to bring the loan current, a notice of default is sent to the borrower. The notice of default allows the borrower to reinstate the loan during a 90-day period. If the borrower does not reinstate the loan, a foreclosure sale will generally be held 30 to 45 days after the expiration of the notice of default.

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

  Delinquent Loans. At December 31, 1997, 1996 and 1995, delinquencies in the Company's loan portfolio were as follows:

                               DELINQUENT LOANS

                                                              AT DECEMBER 31,
                   -----------------------------------------------------------------------------------------------------
                                 1997                              1996                              1995
                   --------------------------------- --------------------------------- ---------------------------------
                      60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE     60-89 DAYS    90 DAYS OR MORE
                   ---------------- ---------------- ---------------- ---------------- ---------------- ----------------
                          PRINCIPAL        PRINCIPAL        PRINCIPAL        PRINCIPAL        PRINCIPAL        PRINCIPAL
                   NUMBER  BALANCE  NUMBER  BALANCE  NUMBER  BALANCE  NUMBER  BALANCE  NUMBER  BALANCE  NUMBER  BALANCE
                   ------ --------- ------ --------- ------ --------- ------ --------- ------ --------- ------ ---------
                                                          (DOLLARS IN THOUSANDS)
One-to-four
 family..........     2     $ 93      36    $6,186    --      $--       48    $10,739     5    $  722     49    $ 8,818
Multi-family.....   --       --        2       942    --       --        3        764   --        --       7      6,115
Commercial real
 estate..........   --       --        2        61    --       --      --         --    --        --       1        223
Spot
 construction....   --       --      --        --     --       --      --         --    --        --       1        418
Developed lots...   --       --        3       251    --       --        9      1,009     4       242     14      1,036
Tract
 construction and
 land............   --       --      --        --     --       --        2        586     2       182      2        581
Consumer and
 other loans.....    44      283      27       235     39      114      37        200    40        74     94        413
                    ---     ----     ---    ------    ---     ----     ---    -------   ---    ------    ---    -------
 Total...........    46     $376      70    $7,675     39     $114      99    $13,298    51    $1,220    168    $17,604
                    ===     ====     ===    ======    ===     ====     ===    =======   ===    ======    ===    =======
Delinquent loans
 to loans, net of
 specific
 allowance.......           0.04%             0.83%           0.02%              1.76%           0.17%             2.46%

  Nonperforming Assets. Nonperforming assets consist of nonaccrual loans and REO, and exclude restructured loans which are performing in accordance with their restructured terms. Loans are placed on nonaccrual status when they become contractually delinquent more than 90 days or are specifically identified by management as nonaccrual. Loans over $500,000 are placed on nonaccrual status when they become contractually delinquent more than 60 days. Management also places certain loans on nonaccrual status whenever available information indicates that the borrower will not be repaying the loan in accordance with its terms. Uncollected interest on nonaccrual loans is excluded from interest income and accrued interest receivable is subsequently recognized in the period when loan principal and interest is paid current. Primarily as a result of recessionary economic conditions in the Company's Southern California market area, which have had an adverse impact upon the Company's multi-family, developed lot, tract construction and land development loan portfolios, the Company experienced significant increases in the level of nonperforming assets in the period from 1992 through 1995. Since 1995 economic conditions in the Company's market area have stabilized. As part of management's strategy developed in response to these prevailing economic conditions, the Company reduced the level of its nonperforming assets by working with borrowers to restore nonaccrual loans to performing status where possible, by foreclosing upon security property where workouts were determined to be impracticable and by selling existing REO. Through these efforts, the Company substantially reduced the amounts of its nonperforming assets and the Company continues to aggressively pursue reduction in the level of its nonperforming assets. However, the level of such nonperforming assets will continue to be affected by regional economic and real estate market conditions beyond the Company's control. To the extent that economic and real estate market conditions deteriorate, the Company could experience increases in the levels of its nonperforming assets.

  The interest income that would have been received on the Company's nonaccrual loans for the years ended December 31, 1997, 1996 and 1995, if such loans had been performing in accordance with their terms, was $822,000, $1.0 million and $1.4 million, respectively. The interest income that was actually recorded for these loans for such periods was $620,000, $702,000 and $955,000, respectively.

  The Company's ratios of nonaccrual loans to total loans and net nonperforming assets to total assets and LOCs was 0.83% and 1.14%, respectively, at December 31, 1997, as compared to 1.76% and 2.02%, at December 31, 1996, and 2.45% and 4.53%, at December 31, 1995.

  The following table sets forth information regarding nonperforming assets. The table excludes restructured loans that are performing in accordance with their restructured terms.

                             NONPERFORMING ASSETS

                                               AT DECEMBER 31,
                                   -------------------------------------------
                                    1997     1996     1995     1994     1993
                                   -------  -------  -------  -------  -------
                                           (DOLLARS IN THOUSANDS)
Nonaccrual loans:
  One-to-four family.............. $ 6,186  $10,739  $ 8,818  $ 7,255  $10,282
  Multi-family....................     942      764    6,115    3,980    9,857
  Commercial real estate..........      61      --       223      113    1,070
  Spot construction ..............     --       --       418      --       --
  Developed lots..................     251    1,009    1,036    2,278    1,220
  Tract construction and land.....     --       586      581      --       200
  Consumer and other .............     235      200      413      476      120
                                   -------  -------  -------  -------  -------
    Total nonaccrual loans........   7,675   13,298   17,604   14,102   22,749
                                   -------  -------  -------  -------  -------
REO(1):
  One-to-four family..............   2,494    3,169    5,393    4,487    1,212
  Multi-family....................     888      422   17,807   22,981    2,050
  Commercial real estate..........     177      461      536      209      799
  Spot construction ..............     --       372      --       --       --
  Developed lots..................     903    1,757    1,836      842      259
  Tract construction and land.....     413      458      463    4,447    5,574
  Consumer and other..............     237       51       43       62       53
                                   -------  -------  -------  -------  -------
    Total real estate(2)..........   5,112    6,690   26,078   33,028    9,947
                                   -------  -------  -------  -------  -------
Total nonperforming assets........ $12,787  $19,988  $43,682  $47,130  $32,696
                                   =======  =======  =======  =======  =======
Nonaccrual loans to total loans...    0.83%    1.76%    2.45%    1.77%    3.34%
Nonperforming assets to total
 assets and LOCs..................    1.14     2.02     4.53     4.46     3.17

--------
(1) Does not include GVAs of $354, $890, $1,518, $1,987 and $518 as of
    December 31, 1997, 1996, 1995, 1994 and 1993, respectively.

(2) Includes properties securing LOCs acquired through foreclosure.

  Restructured Loans. Restructured loans, net of specific valuation allowances, that are performing in accordance with their restructured terms are not included in nonperforming assets. At December 31, 1997, there were $4.6 million in restructured loans. The amount of interest income recognized on restructured loans for the years ended December 31, 1997, 1996 and 1995 was $334,000, $819,000 and $802,000 respectively. The amount of interest income that would have been recorded for such loans had they been performing in accordance with their original terms for such periods was $339,000, $1.1 million and $931,000 million, respectively. The following table sets forth information regarding restructured loans.

                              RESTRUCTURED LOANS

                                                              DECEMBER 31,
                                                          ---------------------
                                                           1997   1996    1995
                                                          ------ ------- ------
                                                          (DOLLARS IN THOUSANDS)
   One-to-four family.................................... $  --  $ 1,159 $  --
   Multi-family..........................................  4,629  10,842  6,400
   Tract construction and land...........................    --      --     488
                                                          ------ ------- ------
     Total loans restructured............................ $4,629 $12,001 $6,888
                                                          ====== ======= ======

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

  When an insured institution classifies one or more assets, or portions thereof, as Substandard or Doubtful, it is required to establish a general valuation allowance ("GVA") for loan losses in an amount deemed prudent by management. GVAs represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When an insured institution classifies one or more assets, or portions thereof, as Loss, it is required either to establish a specific allowance for losses equal to 100% of the difference between the book value and fair value of the asset so classified or to charge off such amount. The Company uses Doubtful as a temporary classification until sufficient information becomes available to enable the Company to classify an asset as Substandard or Loss. A management Internal Asset Review Committee meets monthly and the Asset Classification Committee of the Board of Directors meets quarterly to review problem loans and classified assets. A savings institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the OTS, which can require a different classification and order the establishment of additional general or specific loss allowances.

  At December 31, 1997, the Company had 90 loans and LOCs totaling $14.3 million classified as Substandard, compared to $24.8 million at December 31, 1996 and $32.6 million at December 31, 1995. The largest loan or LOC classified as Substandard at December 31, 1997 was an LOC in the amount of $4.4 million, which is secured by a 142 unit apartment complex located in Barstow, California. At December 31, 1997 the Company had 54 properties identified as REO totaling $5.1 million classified as Substandard, compared to $6.7 million at December 31, 1996 and $26.l million at December 31, 1995. The largest REO at December 31, 1997 was a single family residence located in Riverside, California in the amount of $955,000. None of the real estate held for sale was classified Substandard or Loss at December 31, 1997 or December 31, 1996. At December 31, 1995, $280,000 was classified as Substandard and $172,000 as Loss. At December 31, 1997, the Company also had loans and LOCs, designated as Special Mention, totaling $34.8 million as compared to $49.1 million so categorized at December 31, 1996 and $45.4 million so categorized at December 31, 1995. The largest loan or LOC designated as Special Mention was an LOC with a balance of $6.8 million at December 31, 1997, and secured by a 280 unit apartment complex located in Fontana, California. The majority of the loans or LOCs designated as Special Mention are current but are so identified because of past delinquencies or restructuring and are being monitored for the possibility of future upgrading. No real estate held for sale was designated as Special Mention at December 31, 1997, 1996 or 1995.

  The following table sets forth at December 31, 1997, 1996 and 1995, the Company's aggregate reported value of assets and LOCs classified as Substandard, Doubtful or Loss. No loans were classified as Doubtful at December 31, 1997 or December 31, 1995.

                               CLASSIFIED ASSETS

                                                                                    AT DECEMBER 31,
                             AT DECEMBER 31, 1997        AT DECEMBER 31, 1996            1995
                         ---------------------------- --------------------------- -------------------
                          SUBSTANDARD       LOSS      SUBSTANDARD DOUBTFUL  LOSS  SUBSTANDARD  LOSS
                         -------------- ------------- ----------- -------- ------ ----------- -------
                         NUMBER AMOUNT  NUMBER AMOUNT   AMOUNT     AMOUNT  AMOUNT   AMOUNT    AMOUNT
                         ------ ------- ------ ------ ----------- -------- ------ ----------- -------
                                                    (DOLLARS IN THOUSANDS)
Loans:
 One-to-four family.....   33   $ 6,256    6    $113    $11,934     $--    $  --    $ 6,790   $   --
 Multi-family...........    5     3,005  --      --       5,619      153      359    14,566     3,607
 Commercial real
  estate................    2        65  --      --         653      --       --        879       118
 Spot construction......  --        --   --      --         --       --       --        418       --
 Developed lots.........    2       146  --      --       1,220      --       --      1,114       --
 Tract construction and
  land..................  --        --   --      --         591      --       463     1,058     1,069
 Consumer and other.....   47       493  --      --         358      --       --        218       --
                          ---   -------  ---    ----    -------     ----   ------   -------   -------
   Total................   89     9,965    6     113     20,375      153      822    25,043     4,794
REO:
 One-to-four family.....   11     2,494    1      12      3,169      --       133     5,393       203
 Multi-family...........    3       888  --      --         422      --       --     17,807     4,922
 Commercial real
  estate................    1       177    1     141        461      --        34       536        96
 Developed lots.........   12       903    2      32      1,757      --       190     1,836       269
 Tract construction and
  land..................    2       413    2     184        830      --       139       463       593
 Consumer and other.....   25       237  --      --          51      --       --         43       --
                          ---   -------  ---    ----    -------     ----   ------   -------   -------
   Total................   54     5,112    6     369      6,690      --       496    26,078     6,083
Real estate held for
 sale...................  --        --   --      --         --       --       --        280       172
LOCs....................    1     4,354  --      --       4,375      --       --      7,524     1,751
                          ---   -------  ---    ----    -------     ----   ------   -------   -------
   Total................  144   $19,431   12    $482    $31,440     $153   $1,318   $58,925   $12,800
                          ===   =======  ===    ====    =======     ====   ======   =======   =======

  Allowances for Losses on Loans and LOCs. The Company determines its total allowances for losses on loans and LOCs by evaluating all non-homogeneous loans and LOCs individually and establishing specific allowances as appropriate. A GVA for losses on loans and LOCs is also established based on management's evaluation of the risks inherent in the portfolios and other economic factors. Such evaluation, which includes a review of all loans and LOCs on which full collectibility may not be reasonably assured, considers among other matters, debt service coverage ratios, vacancy rates, the estimated value of the underlying collateral, economic conditions, historical loan loss experience, asset scoring and classification, a loss migration analysis, assessment of credit risk inherent in the portfolio and other factors that management believes to warrant recognition in providing for an adequate loan loss allowance. The allowances at December 31, 1997 reflect management's evaluation of the risks inherent in the Company's loan and LOC portfolios in consideration of the regional economy, the real estate values, the regulatory environment and the levels of nonperforming assets. At
December 31, 1997, the Company's ratio of GVAs for losses on loans, real estate and LOCs to total nonperforming assets and LOCs was 122.0%. The allowance for losses on loans and LOCs was $15.4 million, or 1.49% of total loans and LOCs, and the total allowances for losses on loans, LOCs and real estate was $16.3 million, or 1.57% of the total assets and LOCs, at that date. The Company will continue to monitor and modify its allowances for losses on loans as conditions dictate. Although the Company maintains its allowances at a level which it considers adequate to provide for potential losses, there can be no assurances that such losses will not exceed the estimated amounts.

  Allowance for Losses on REO and Real Estate Held for Sale or Investment. REO is initially recorded at fair value, including estimated sale costs, at the date of foreclosure. Further declines in the value of the investment in real estate held for sale or investment or REO are recorded as a provision for loss and an increase in the allowance for losses on real estate. Real estate held for sale or investment is recorded at the lower of cost or fair value. At December 31, 1997, the Company's allowance for losses on real estate was $977,000, or 13.75% of the Company's real estate acquired or held for sale or investment.

  The following table sets forth the Company's allowances for losses on loans, LOCs and real estate at the dates and for the periods indicated.

                        ANALYSIS OF ALLOWANCE FOR LOSSES

                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                                    -------------------------------------------
                                     1997     1996     1995     1994     1993
                                    -------  -------  -------  -------  -------
                                             (DOLLARS IN THOUSANDS)
ALLOWANCE FOR LOSSES ON LOANS:
Balance at beginning of period....  $10,134  $14,745  $18,874  $15,373  $ 7,673
Provision charged to income.......    1,139    2,838    7,938   12,651   12,990
Charge-offs:
  One-to-four family..............     (865)  (1,645)  (2,311)    (913)    (376)
  Multi-family....................   (1,361)  (3,920)  (8,779)  (5,480)  (2,526)
  Commercial real estate..........      --       (18)    (203)      (4)    (157)
  Spot construction...............      --       (46)     --       --       --
  Developed lots..................     (267)    (279)    (600)    (322)     --
  Tract construction and land.....     (637)  (1,074)     --    (2,051)  (1,933)
  Consumer and other..............     (915)    (907)    (684)    (408)    (413)
                                    -------  -------  -------  -------  -------
    Total charge-offs.............   (4,045)  (7,889) (12,577)  (9,178)  (5,405)
Recoveries........................      508      440      510       28      115
                                    -------  -------  -------  -------  -------
Balance at end of period..........    7,736   10,134   14,745   18,874   15,373
                                    -------  -------  -------  -------  -------
ALLOWANCE FOR LOSSES ON LOCS:
Balance at beginning of period....    7,624    7,447    6,908    2,599    2,142
Provision charged to income.......      --     2,402    2,536    9,895      694
Charge-offs.......................      --    (2,225)  (1,997)  (5,586)    (237)
                                    -------  -------  -------  -------  -------
Balance at end of period..........    7,624    7,624    7,447    6,908    2,599
                                    -------  -------  -------  -------  -------
Total allowance for losses on
 loans and LOCs...................  $15,360  $17,758  $22,192  $25,782  $17,972
                                    =======  =======  =======  =======  =======
ALLOWANCE FOR LOSSES ON REAL
 ESTATE:
Balance at beginning of period....  $ 1,640  $ 9,496  $ 4,378  $ 2,113  $ 2,149
Provision charged to income.......      --       --     8,336    4,653    1,968
Charge-offs.......................     (663)  (7,856)  (3,218)  (2,388)  (2,004)
                                    -------  -------  -------  -------  -------
Balance at end of period..........  $   977  $ 1,640  $ 9,496  $ 4,378  $ 2,113
                                    =======  =======  =======  =======  =======
TOTAL ALLOWANCE FOR LOSSES ON
 LOANS, LOCS AND REAL ESTATE:
  Specific........................  $   737  $ 1,572  $14,523  $ 6,031  $ 6,711
  GVA.............................   15,600   17,826   17,165   24,129   13,374
                                    -------  -------  -------  -------  -------
                                    $16,337  $19,398  $31,688  $30,160  $20,085
                                    =======  =======  =======  =======  =======
ASSET QUALITY RATIOS:
Charge-offs to average loans and
 LOCs.............................     0.45%    1.29%    1.76%    1.90%    0.75%
Allowance for losses on loans to
 total loans......................     0.84     1.34     2.05     2.37     2.26
Allowance for losses on LOCs to
 total LOCs.......................     7.31     7.19     8.02     7.17     2.25
Allowance for losses on real
 estate to total real estate......    13.75    18.61    26.56     9.59     8.76
Allowance for losses on loans,
 LOCs and real estate to total
 assets and LOCs..................     1.57     1.96     3.28     2.85     1.95
GVAs for losses on loans, LOCs and
 real estate to total
 nonperforming assets.............   122.00    89.18    39.30    51.20    40.90

  The following table sets forth the Company's allowance for losses on loans to total loans in each of the categories listed at the dates indicated.

                                                  ALLOCATION OF ALLOWANCE FOR LOSSES ON LOANS
                                                                AT DECEMBER 31,
                         ---------------------------------------------------------------------------------------------
                               1997               1996               1995               1994               1993
                         ----------------- ------------------ ------------------ ------------------ ------------------
                                PERCENT OF         PERCENT OF         PERCENT OF         PERCENT OF         PERCENT OF
                                ALLOWANCE          ALLOWANCE          ALLOWANCE          ALLOWANCE          ALLOWANCE
                                 TO TOTAL           TO TOTAL           TO TOTAL           TO TOTAL           TO TOTAL
                                 LOANS BY           LOANS BY           LOANS BY           LOANS BY           LOANS BY
                         AMOUNT  CATEGORY  AMOUNT   CATEGORY  AMOUNT   CATEGORY  AMOUNT   CATEGORY  AMOUNT   CATEGORY
                         ------ ---------- ------- ---------- ------- ---------- ------- ---------- ------- ----------
                                                            (DOLLARS IN THOUSANDS)
Allocated:
 One-to-four family....  $2,515    0.43%   $ 2,433    0.57%   $ 1,615    0.48%   $ 1,910    0.55%   $   700    0.25%
 Multi-family..........   2,500    1.55      4,537    2.66      9,320    5.00     14,308    6.72     10,591    4.80
 Commercial............     800    1.15        838    1.11        878    1.18        598    0.84      1,528    2.10
 Spot construction.....     200    0.47         68    0.32        255    0.54        186    0.25         61    0.21
 Developed lots........     701    2.56      1,017    2.89        828    1.74        771    1.46        188    0.43
 Tract construction and
  land.................     100   38.31        515   49.14      1,234   45.62        558    8.46      1,837   18.96
 Consumer and other....     920    2.15        726    2.81        615    2.34        543    1.84        468    1.69
                         ------            -------            -------            -------            -------
                         $7,736            $10,134            $14,745            $18,874            $15,373
                         ======            =======            =======            =======            =======

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

  The investment policy of the Company, established by the Board of Directors of the Company and implemented by the Asset/Liability Management Committee, attempts to provide and maintain liquidity, generate a favorable return on investments without incurring undue interest rate and credit risk, and complement the Company's lending activities. Investments are made with the intent to hold them to maturity. The Company's policies generally limit investments to U.S. government and agency securities, certificates of deposit, commercial paper and investment grade corporate debt securities. The Company's policies provide that all investment purchases be ratified by the Asset/Liability Management Committee. At December 31, 1997, the Company had investment securities in the aggregate amount of $21.6 million with a fair value of $21.5 million classified as held-to-maturity. The held-to-maturity investment portfolio is accounted for on an amortized cost basis.

  The following table sets forth certain information regarding the carrying and market values of the Company's cash equivalents and investment securities at the dates indicated. All investment securities were held to maturity.

         CARRYING AND MARKET VALUES OF CASH AND INVESTMENT SECURITIES

                                               AT DECEMBER 31,
                              --------------------------------------------------
                                    1997             1996             1995
                              ---------------- ---------------- ----------------
                              CARRYING  FAIR   CARRYING  FAIR   CARRYING  FAIR
                               VALUE    VALUE   VALUE    VALUE   VALUE    VALUE
                              -------- ------- -------- ------- -------- -------
                                            (DOLLARS IN THOUSANDS)
CASH AND CASH EQUIVALENTS:
Cash on hand and in banks...  $18,464  $18,464 $16,581  $16,581 $18,035  $18,035
Federal funds sold..........   15,736   15,736  17,165   17,165  12,950   12,950
                              -------  ------- -------  ------- -------  -------
  Total.....................  $34,200  $34,200 $33,746  $33,746 $30,985  $30,985
                              =======  ======= =======  ======= =======  =======
INVESTMENT SECURITIES:
U.S. government securities
 (maturities more than three
 months)....................  $   500  $   500 $   499  $   500 $ 3,467  $ 3,500
Floating Agency Notes.......   13,501   13,357  13,514   13,204  16,527   15,886
Step up notes...............    1,195    1,203   8,184    8,210   4,000    3,998
Callable notes..............    6,408    6,406  12,498   12,455   9,000    9,035
Certificates of deposit
 (maturities more than three
 months)....................       --       --      --       --   4,000    4,000
Corporate and term notes....       --       --      --       --   4,661    4,638
                              -------  ------- -------  ------- -------  -------
  Total.....................  $21,604  $21,466 $34,695  $34,369 $41,655  $41,057
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

  The table below sets forth certain information regarding the carrying value, weighted average yields and contractual maturities of the Company's investment securities as of December 31, 1997.

              CARRYING VALUE AND YIELDS FOR INVESTMENT SECURITIES

                           LESS THAN ONE
                               YEAR        ONE TO FIVE YEARS  OVER FIVE YEARS        TOTAL
                         ----------------- ----------------- ----------------- -----------------
                                  WEIGHTED          WEIGHTED          WEIGHTED          WEIGHTED
                         CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE  CARRYING AVERAGE
                          VALUE    YIELD    VALUE    YIELD    VALUE    YIELD    VALUE    YIELD
                         -------- -------- -------- -------- -------- -------- -------- --------
                                                 (DOLLARS IN THOUSANDS)
U.S. government
 securities.............  $  500    5.20%  $    --      --%   $   --      --%  $   500    5.20%
Floating agency notes...   8,001    4.68     5,500    4.71        --      --    13,501    4.69
Step up notes...........      --      --        --      --     1,195    6.07     1,195    6.07
Callable notes..........      --      --     6,408    6.43        --      --     6,408    6.43
                          ------           -------            ------           -------
  Total.................  $8,501           $11,908            $1,195           $21,604
                          ======           =======            ======           =======

SOURCES OF FUNDS

  General. Deposits, FHLB advances, loan repayments and prepayments, proceeds from sales of loans, and cash flows generated from operations, are the primary sources of the Company's funds used for lending, investing and other general purposes.

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

                               DEPOSIT ACTIVITY

                                               FOR THE YEAR ENDED DECEMBER 31
                                               -------------------------------
                                                 1997      1996        1995
                                               -------- ----------  ----------
                                                   (DOLLARS IN THOUSANDS)
   Deposits................................... $822,039 $1,745,754  $1,874,670
   Withdrawals................................  810,914  1,777,176   1,934,999
                                               -------- ----------  ----------
   Net deposits (withdrawals).................   11,125    (31,422)    (60,329)
   Purchase of deposits.......................   11,976     17,485         --
   Interest credited on deposits..............   30,715     28,212      31,523
                                               -------- ----------  ----------
   Total increase (decrease) in deposits...... $ 53,816 $   14,275  $  (28,806)
                                               ======== ==========  ==========

  At December 31, 1997, the Company had $88.3 million in deposit accounts in the amount of more than $100,000 with maturities as follows:

                      MORE THAN $100,000 DEPOSIT ACCOUNTS

          MATURITY PERIOD                                              AMOUNT
          ---------------                                            -----------
                                                                     (DOLLARS IN
                                                                     THOUSANDS)
   Savings, money market and interest-bearing checking,
    Negotiable Order of Withdrawal ("NOW")..........................   $40,919
   Over three through six months....................................     1,321
   Over six through twelve months...................................     1,021
   Over twelve months...............................................    45,024
                                                                       -------
     Total..........................................................   $88,285
                                                                       =======

  The following table sets forth the distribution by average balance of the Company's deposit accounts for the periods indicated and the weighted average nominal interest rates on each category of deposits.

                        DEPOSIT ACCOUNT AVERAGE BALANCE

                                     1997                       1996                       1995
                          -------------------------- -------------------------- --------------------------
                                   PERCENT  WEIGHTED          PERCENT  WEIGHTED          PERCENT  WEIGHTED
                                   OF TOTAL AVERAGE           OF TOTAL AVERAGE           OF TOTAL AVERAGE
                          AVERAGE  AVERAGE  NOMINAL  AVERAGE  AVERAGE  NOMINAL  AVERAGE  AVERAGE  NOMINAL
                          BALANCE  DEPOSITS   RATE   BALANCE  DEPOSITS   RATE   BALANCE  DEPOSITS   RATE
                          -------- -------- -------- -------- -------- -------- -------- -------- --------
                                                       (DOLLARS IN THOUSANDS)
Savings deposits........  $177,502   21.78%   3.16%  $167,029   21.88%   3.00%  $151,531   18.78%   2.64%
Money market deposits...     8,819    1.08    2.55     10,073    1.32    2.44     11,979    1.49    2.55
Interest bearing
 checking (NOW)
 deposits...............    83,307   10.22    1.17     83,404   10.92    1.60     86,199   10.68    1.16
Non-interest bearing
 accounts...............    24,099    2.95     --      17,054    2.23     --      15,102    1.87     --
                          --------  ------           --------  ------           --------  ------
  Total.................   293,727   36.03    2.32    277,560   36.35    2.35    264,811   32.82    2.00
                          --------  ------           --------  ------           --------  ------
CERTIFICATES OF DEPOSIT:
Less than 3 months......       884    0.11    3.17      1,317    0.17    2.81      2,630    0.33    2.84
3 to 5 months...........    27,627    3.39    4.89     11,209    1.47    5.80      2,328    0.29    3.49
6 to 11 months..........   132,426   16.25    5.32    146,142   19.14    4.91    184,005   22.80    5.12
12 to 23 months.........   230,912   28.33    5.53    191,321   25.06    5.32    166,305   20.60    5.69
24 to 47 months.........    81,889   10.05    5.76     76,544   10.03    5.73     93,288   11.56    5.18
48 to 71 months.........    21,521    2.64    5.33     33,925    4.44    5.50     65,769    8.15    6.24
72 months or more.......    23,749    2.91    6.09     25,385    3.32    6.10     27,293    3.38    6.13
Jumbo certificates......     2,393    0.29    5.31        183    0.02    7.12        482    0.06    3.32
                          --------  ------           --------  ------           --------  ------
  Total certificates....   521,401   63.97    5.51    486,026   63.65    5.32    542,100   67.18    5.47
                          --------  ------           --------  ------           --------  ------
  Total average
   deposits.............  $815,128  100.00%   4.36%  $763,586  100.00%   4.28%  $806,911  100.00%   4.33%
                          ========  ======    ====   ========  ======    ====   ========  ======    ====

  The following table presents, by various rate categories, the amount of certificate accounts outstanding at the dates indicated and the periods to maturity of the certificate accounts outstanding at December 31, 1997.

                             CERTIFICATE ACCOUNTS


                          PERIOD TO MATURITY FROM DECEMBER 31,1997
                          ---------------------------------------- AT DECEMBER 31,
                             WITHIN   1 TO 3                       -----------------
                             1 YEAR   YEARS   THEREAFTER  TOTAL     1996     1995
                          --------- -------- ---------- ---------- -------- --------
                                            (DOLLARS IN THOUSANDS)
   CERTIFICATE AMOUNTS:
     3.99% or less......... $  1,073 $    125   $  --    $  1,198 $  1,937 $  4,225
     4.00% to 4.99%........   36,107      568       91     36,766  127,136  131,602
     5.00% to 5.99%........  344,858  112,066    4,561    461,485  337,094  226,707
     6.00% to 6.99%........   13,039   20,942    1,571     35,552   39,024  139,232
     7.00% to 7.99%........       98      --       230        328    2,455    3,924
     8.00% and over........      377      289       94        760      744      606
                            -------- --------   ------   -------- -------- --------
                            $395,552 $133,990   $6,547   $536,089 $508,390 $506,296
                            ======== ========   ======   ======== ======== ========

  Borrowings. The Company utilizes borrowings as an alternative source of funds. The Company's primary source of borrowings are FHLB advances. These advances are collateralized by FHLB capital stock held by the Company and certain of the Company's mortgage loans. See "Regulation--Federal Home Loan Bank System." Such advances are made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. The maximum amount that the FHLB will advance to member institutions, including the Company, for purposes other than meeting withdrawals, fluctuates from time to time in accordance with its advance policies. At December 31, 1997 the Company's FHLB of San Francisco total line of credit was approximately $250.3 million, $182.3 million of which was used for FHLB advances, collateral for LOCs and public funds, and an unused line of credit of $68.0 million. This line is secured by the pledge of certain loans receivable aggregating $307.2 million and the Company's required investment in $100 par value capital stock of the FHLB totaling, at cost $9.1 million at December 31, 1997. At December 31, 1997, the Company had $60.0 million of outstanding advances from the FHLB and other borrowings of $4.4 million. The other borrowings consist of a note payable related to certain Loma Linda Housing Revenue Bonds in the amount of $3.7 million and notes payable related to other revenue bonds in the amount of $708,000.

  The following table sets forth certain information regarding the Company's borrowed funds at or for the periods ended on the dates indicated:

                                BORROWED FUNDS

                                                     AT OR FOR THE YEAR ENDED
                                                           DECEMBER 31,
                                                     -------------------------
                                                      1997     1996     1995
                                                     -------  -------  -------
                                                     (DOLLARS IN THOUSANDS)
FHLB ADVANCES:
Average balance outstanding......................... $16,616  $ 7,746  $32,260
Maximum amount outstanding at any month-end during
 the period.........................................  60,000   10,000   60,000
Balance outstanding at end of period................  60,000      --    10,000
Weighted average interest rate during the period....    5.96%    6.60%    7.22%
Weighted average interest rate at end of period.....    5.92      --      7.27
OTHER BORROWINGS:
Average balance outstanding......................... $ 4,418  $11,282  $21,992
Maximum amount outstanding at any month-end during
 the period.........................................   4,418   21,133   23,740
Balance outstanding at end of period................   4,418    4,418   21,133
Weighted average interest rate during the period....    6.76%    4.80%    4.91%
Weighted average interest rate at end of period.....    6.76     6.76     5.01

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

PERSONNEL

  As of December 31, 1997, the Company and its subsidiaries had 273 full time equivalent employees. The employees are not represented by a collective bargaining unit and the Company considers its relationship with its employees to be good.

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

  Deposit Insurance. The FDIC administers two separate deposit insurance funds. The SAIF is the insurance fund responsible for insuring the deposits of savings institutions, the deposits of which were formerly insured by the Federal Savings and Loan Insurance Corporation ("FSLIC"). The Bank Insurance Fund ("BIF") is the insurance fund responsible for insuring the deposits of commercial banks and certain other institutions. The Bank is a member of the SAIF.

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

  Since January 1, 1993, FDIC deposit insurance premiums have been assessed pursuant to a "risk-based" system. Under this risk-based assessment system, institutions are classified on the basis of capital ratios, supervisory evaluations by the institution's primary federal regulatory agency and other information determined by the FDIC to be relevant to the institution's financial condition and the risk posed to the insurance funds. Each of the nine resulting risk category subgroups of institutions is assigned an annual deposit insurance premium assessment rate which currently ranges from zero to 27 basis points (100 basis points equals one per cent) per $100 of assessment base.

  On September 30, 1996, the Deposit Insurance Funds Act of 1996 (the "DIF Act") was enacted which, among other things, recapitalized the SAIF through a one-time special assessment for SAIF members, such as the Bank, estimated to be 67.5 basis points per $100 of SAIF-deposits as of March 31, 1995. Beginning January 1, 1997, the same risk-based assessment schedule applies to both SAIF members and BIF members--zero to 27 basis points per $100 of assessment base. The DIF Act also provided for full pro rata sharing by all federally-insured institutions by January 1, 2000 of the obligation, previously borne entirely by SAIF-insured institutions, to pay the interest on the bonds (commonly referred to as the "FICO Bonds") that were issued by a specially created federal corporation for the purpose of funding the resolution of failed thrift institutions. Beginning on January 1, 1997 through January 1, 2000 (or January 1, 1999 if the bank and savings association charters are then merged), FICO premiums for BIF and SAIF insured deposits are 1.3 and 6.4 basis points per $100 of assessment base, respectively. The DIF Act provides for the merger of the BIF and the SAIF on January 1, 1999 into a newly created Deposit Insurance Fund, provided that the bank and savings association charters are combined by that date. If the charters have been merged and the Deposit Insurance Fund created, pro rata FICO premium sharing will begin on January 1, 1999. At March 31, 1995, the Bank had $825.1 million in deposits and on September 30, 1996 the Bank accrued a special assessment of $5.4 million paid November 30, 1996.

  An improvement in the Bank's capital ratios and reduction in non-performing assets, in combination with other factors, resulted in a significant reduction in the Bank's deposit insurance costs beginning in the third quarter of 1997. Beginning in that quarter, the quarterly FDIC insurance premium paid by the Bank was reduced to 0.75 basis points per $100 of assessment base, or $59,000, and beginning with the first quarter of 1998, the Bank will only pay the minimum $2,000 insurance fee to the FDIC. The Bank remains obligated, however, to pay the quarterly Financing Corporation assessment of 1.6 basis points per $100 of assessment base, or approximately $130,000 per quarter.

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

  The risk-based capital requirements, among other things, provide that the capital ratio applicable to various classes of assets are to be adjusted to reflect the degree of risk associated with such classes of assets. In addition, the asset base for computing a savings institution's capital requirement includes off-balance sheet items, including assets sold with recourse. Generally, the Capital Regulations require savings institutions to maintain "total capital" equal to 8.0% of risk-weighted assets. "Total capital" for these purposes consists of core capital and supplementary capital. Supplementary capital includes, among other things, certain types of preferred stock and subordinated debt and, subject to certain limitations, loan and lease general valuation allowances. Such general valuation allowances can generally be included up to 1.25% of risk-weighted assets. At December 31, 1997, $9.2 million of the Bank's general valuation allowance was included in supplementary capital. A savings institution's supplementary capital may be used to satisfy the risk-based capital requirement only to the extent of that institution's core capital.

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

  The OTS has adopted an amendment to its Capital Regulations that, upon implementation, will require each OTS-regulated institution to maintain additional risk-based capital equal to half of the amount by which the decline in its "net portfolio value" that would result from a hypothetical 200 basis point change (up or down, depending on which would result in the greater reduction in net portfolio value) in interest rates on its assets and liabilities exceeds 2% of the estimated "economic value" of its assets. In computing its compliance with the risk based capital standards, that dollar amount is subtracted from an association's total capital. The OTS has stated that implementation of this amendment to its regulations will require additional capital to be maintained only by institutions having "above normal" interest rate risk. An institution's "net portfolio value" is defined for this purpose as the difference between the aggregate expected future cash inflows from an institution's assets and the aggregate expected future cash outflows on its liabilities, plus the net expected cash inflows from existing off-balance sheet contracts, each discounted to present value. The estimated "economic value" of an institution's assets is defined as the discounted present value of the estimated future cash flows from its assets. The OTS has deferred implementation of the interest rate risk amendment. Had it been in effect at December 31, 1997, this provision would not have resulted in any required adjustment to the Bank's regulatory capital at that date.

  The OTS and the banking agencies recently proposed amendments to applicable leverage requirements whereby institutions with a composite rating of 1 would be subject to a minimum 3.0% leverage ratio, and all other institutions would be subject to a 4.0% leverage ratio.

  The following table summarizes the Bank's actual capital and required capital under the prompt corrective action provisions of FDICIA as of December 31, 1997:

                          REGULATORY CAPITAL (FDICIA)

                                                                                      TO BE WELL
                                                                                  CAPITALIZED UNDER
                                                                                        PROMPT
                                                  FOR CAPITAL                     CORRECTIVE ACTION
                             ACTUAL            ADEQUACY PURPOSES                      PROVISIONS
                          -------------     ------------------------         -------------------------
                          AMOUNT  RATIO      AMOUNT         RATIO              AMOUNT       RATIO
                          ------- -----     ---------    -----------         ----------- -------------
Total capital (to risk-
 weighted assets).......  $87,283  11.94%    $58,468     greater than 8.00%   $ 73,085    greater than 10.00%
                                                         or equal to                      or equal to
Core capital (to
 adjusted tangible
 assets)................   78,106  7.81       29,986     greater than 3.00      49,976    greater than  5.00
                                                         or equal to                      or equal to
Tier 1 capital (to risk-
 weighted assets).......   78,106 10.69          --      greater than  -- (1)   59,972    greater than  6.00
                                                         or equal to                      or equal to
Tangible capital (to
 tangible assets).......   78,106  7.81       14,993     greater than 1.50         --     greater than   -- (1)
                                                         or equal to                      or equal to

--------
(1) The ratio is not specified under capital regulations.

  As of December 31, 1997, and December 31, 1996, the most recent modification from FDICIA categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

  The table below presents the Bank's capital ratios as compared to regulatory requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") at December 31, 1997:

                          REGULATORY CAPITAL (FIRREA)

                                                                    CAPITAL
                                                                ----------------
                                       ACTUAL  REQUIRED EXCESS  ACTUAL  REQUIRED
                                       CAPITAL CAPITAL  AMOUNT  PERCENT PERCENT
                                       ------- -------- ------- ------- --------
                                                (DOLLARS IN THOUSANDS)
   Tangible........................... $78,106 $14,993  $63,113   7.81%   1.50%
   Core...............................  78,106  29,986   48,120   7.81    3.00
   Risk-based.........................  87,283  58,468   28,815  11.94    8.00

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

  Under the PCA provisions, an institution that is deemed to be undercapitalized is subject to mandatory restrictions on capital distributions (including cash dividends) and management fees, increased supervisory monitoring by the OTS, growth restrictions, restrictions on certain expansion proposals and capital restoration plan submission requirements. If an institution is deemed to be significantly undercapitalized, all of the foregoing mandatory restrictions apply, as well as a restriction on compensation paid to senior executive officers. Furthermore, the OTS must take one or more of the following actions: (i) require the institution to sell shares (including voting shares) or obligations; (ii) require the institution to be acquired or merge (if one or more grounds for the appointment of a conservator or receiver exist); (iii) implement various restrictions on transactions with affiliates; (iv) restrict interest rates on deposits; (v) impose further asset growth restrictions or require asset reductions; (vi) require the institution or a subsidiary to alter, reduce or terminate activities considered risky; (vii) order a new election of directors; (viii) dismiss directors and/or officers who have held office for more than 180 days before the institution became undercapitalized; (ix) require the hiring of qualified executives; (x) prohibit correspondent bank deposits; (xi) require the institution to divest or liquidate a subsidiary in danger of insolvency or a controlling company to divest any affiliate that poses a significant risk, or is likely to cause a significant dissipation of assets or earnings; (xii) require a controlling company to divest the institution if it improves the institution's financial prospects; or (xiii) require any other action the OTS determines fulfills the purposes of the PCA provisions. In addition, subject to a limited exception, the OTS is required to appoint a receiver or conservator for an institution that is critically undercapitalized.

  Loans to One Borrower. Savings institutions are generally subject to the same loans to one borrower limitations that are applicable to national banks. With certain limited exceptions, the maximum amount that a savings institution may lend to one borrower (including certain related persons or entities of such borrower) is an amount equal to 15% of the savings institution's unimpaired capital and unimpaired surplus, plus an additional 10% for loans fully secured by readily marketable collateral. Real estate is not included within the definition of "readily marketable collateral" for this purpose. The term "unimpaired capital and unimpaired surplus" is defined by reference to an institution's regulatory capital, plus that portion of an institution's general valuation allowances that is not includable in the institution's regulatory capital, plus the amount of the institution's loans to, investments in and advances to subsidiaries not includable in regulatory capital. At December 31, 1997, the maximum amount which the Bank could lend to any one borrower (including related persons and entities) under the current loans to one borrower limit was $14.2 million. At December 31, 1997, the largest aggregate amount of loans which the Bank had outstanding to any one borrower was $9.4 million.

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

  Each FHLB is required to transfer a certain amount of its reserves and undivided profits to the Resolution Funding Corporation ("REFCORP"), the government entity established to raise funds to resolve troubled savings institution cases, to fund the principal and a portion of the interest on the REFCORP bonds and certain other obligations. In addition, each FHLB must transfer a percentage of its annual net earnings to a federal affordable housing program. That amount increased from 5% of the annual net earnings of the FHLB in 1990 to at least 10% of its annual net earnings in 1995 and subsequent years. As a result of these requirements, which began in 1989, the earnings of the FHLB of San Francisco were reduced and the Bank received a reduced dividend rate on its FHLB of San Francisco stock as compared with prior periods. The Bank recorded dividend income on its FHLB of San Francisco stock in the amounts of $422,000, $384,000 and $419,000 for the years ended December 31, 1997, 1996 and 1995, respectively. If dividend rates are further reduced, or interest on future FHLB advances increased, the Bank's net interest income would likely also be reduced. Further, there can be no assurance that the impact of recent legislation on the FHLB would not cause a decrease in the value of the FHLB stock held by the Bank.

  Liquidity. Federal regulations currently require savings institutions to maintain, for each calendar month, an average daily balance of liquid assets (including cash, certain time deposits, bankers' acceptances, certain mortgage-related securities, certain mortgage loans as the security of a first lien on residential property and specified United States Government, state or federal agency obligations) equal to at least 4% of either (i) the average daily balance of its net withdrawable accounts plus short-term borrowings (the"liquidity base") during the preceding calendar quarter or (ii) the amount of the liquidity base at the end of the preceding calendar quarter. This liquidity requirement may be changed from time to time by the OTS Director to an amount within a range of 4% to 10% of such accounts and borrowings depending upon economic conditions and the deposit flows of savings institutions. In addition, savings institutions must comply with a general non-quantitative requirement to maintain a safe and sound level of liquidity. Monetary penalties may be imposed for failure to meet liquidity ratio requirements. For the calculation period including December 31, 1997, the total liquidity ratio of the Bank was 5.92%, which exceeded the total requirements.

  Community Reinvestment Act. The Community Reinvestment Act ("CRA") requires each savings institution, as well as other lenders, to identify the communities served by the institution's offices and to identify the types of credit the institution is prepared to extend within such communities. The CRA also requires the OTS to assess, as part of its examination of a savings institution, the performance of the institution in meeting the credit needs of its communities and to take such assessments into consideration in reviewing applications for mergers, acquisitions and other transactions. An unsatisfactory CRA rating may be the basis for denying such application. Community groups have successfully protested applications on CRA grounds. In connection with the assessment of a savings institution's CRA performance, the OTS will assign a rating of "outstanding," "satisfactory," "needs to improve" or "substantial noncompliance." The Bank was rated "satisfactory" in its most recent CRA exam.

  Qualified Thrift Lender Test. Savings institutions regulated by the OTS are subject to a qualified thrift lender ("QTL") test which requires such an institution to maintain on an averaging basis at least 65% of its portfolio assets (as defined) in "qualified thrift investments." Qualified thrift investments include, in general, loans, securities and other investments that are related to housing, shares of stock issued by any Federal Home Loan Bank, loans for educational purposes, loans to small businesses, loans made through credit cards or credit card accounts and certain other permitted thrift investments. A savings institution's failure to remain a QTL may result in conversion of the institution to a bank charter or operation under certain restrictions including: (i) limitations on new investments and activities;
(ii) imposition of branching restrictions; (iii) loss of FHLB borrowing privileges; and (iv) limitations on the payment of dividends. At December 31, 1997, the Bank was in compliance with its QTL test requirements.

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

  Service Corporations. Federal regulations permit federal savings institutions to invest in the capital stock, obligations or other securities of certain types of subsidiaries (referred to as "service corporations") that engage in certain prescribed activities and to make loans to these corporations (and to projects in which they participate) in an aggregate amount not to exceed 3% of the institution's assets, as long as any investment over 2% serves primarily community development or inner-city purposes. Additionally, federal regulations permit an institution having regulatory capital in an amount at least equal to the minimum requirements set forth in the applicable OTS regulations to make additional loans to such subsidiaries in an aggregate amount which, generally, may not exceed 100% of the regulatory capital in the case of subsidiaries of which the institution owns or controls not more than 10% of the capital stock of certain limited partnership joint ventures and 50% of regulatory capital in the case of certain other subsidiaries or joint ventures. Federal savings institutions are also permitted to invest in and maintain so-called "operating subsidiaries" (generally, subsidiaries that are engaged solely in activities the parent institution could conduct directly and meeting certain other criteria) free of such investment limitations.

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

  An institution that meets its fully phased-in capital requirements is permitted to make capital distributions, without prior OTS approval, during a calendar year of up to the greater of (i) 100% of its net income to date during the calendar year, plus the amount that would reduce by not more than one-half its "surplus capital ratio" at the beginning of the calendar year (the amount by which the institution's actual capital exceeded its fully phased-in capital requirement at that date); and (ii) 75% of its net income over the most recent four-quarter period. An institution that meets its current minimum capital requirements but not its fully phased-in capital requirements may make capital distributions, without prior OTS approval, of up to 75% of its net income over the most recent four-quarter period, as reduced by the amounts of any capital distributions previously made during such period. An institution that does not meet its minimum regulatory capital requirements prior to, or on a pro forma basis after giving effect to, a proposed capital distribution, or that the OTS has notified as needing more than normal supervision, is not authorized to make any capital distributions unless it receives prior written approval from the OTS or the distributions are in accordance with the express terms of an approved capital plan.

  The OTS recently revised its proposed amendments to its capital distribution regulation to conform to its PCA regulations by replacing the current "tiered" approach summarized above with one that would allow institutions to make capital distributions that would not result in the institution falling below the PCA "adequately capitalized" capital category, raise any safety or soundness concerns, or violate any statute, regulation, agreement or order. Under this proposal, an institution would be able to make a capital distribution (i) without notice, if the institution is not held by a savings and loan holding company, if, after the capital distribution, the institution would remain at least "adequately capitalized," the distribution would not reduce the amount of common or preferred stock or retire debt that is included in capital, and the distribution would not otherwise violate any statutory, regulatory or other prohibitions; (ii) without an application if the institution has a composite rating of 1 or 2, is otherwise eligible for expedited treatment, and the distributions do not exceed a specified amount; and (iii) without a notice or application if all of the conditions specified are met.

  The OTS retains the authority to prohibit any capital distribution otherwise authorized under its regulations if the OTS determines that the capital distribution would constitute an unsafe or unsound practice. The regulations also apply to direct and indirect distributions to affiliates, including those occurring in connection with corporation reorganizations.

  Lending Standards. The OTS and the other federal banking agencies have jointly adopted uniform rules on real estate lending and related Interagency Guidelines for Real Estate Lending Policies (the "Guidelines"). The uniform rules require that institutions adopt and maintain comprehensive written policies for real estate lending. The policies must reflect consideration of the Guidelines and must address relevant lending procedures, such as loan to value limitations, loan administrations procedures, portfolio diversification standards and documentation, approval and reporting requirements. Although the uniform rules do not impose specific maximum loan to value ratios, the related Guidelines state that such ratio limits established by individual institutions' boards of directors generally should not exceed levels set forth in the Guidelines, which range from a maximum of 65% for loans secured by unimproved land to 85% for improved property. No limit is set for single family residence loans, but the Guidelines state that such loans equal to or exceeding a 90% loan to value ratio should have private mortgage insurance or some form of credit enhancement. The Guidelines further permit a limited amount of loans that do not conform to these criteria.

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

  Tax Bad Debt Reserves. Formerly, savings institutions such as the Bank which met certain definitional tests primarily relating to their assets and the nature of their business ("qualifying thrifts") were permitted to establish a reserve for bad debts and to make annual additions, which additions may, within specified formula limits, be deducted in arriving at taxable income. The Bank's deduction with respect to "qualifying loans" (generally loans secured by certain interests in real property), could be computed using a percentage based on the Bank's actual loss experience (the "experience method"), or a percentage equal to eight percent of the Bank's taxable income before such deduction (the "percentage of taxable income method"). Each year the Bank selected the more favorable way to calculate the deduction attributable to an addition to the bad debt reserve.

  If the Bank failed to satisfy such tests in any taxable year, it would be unable to make additions to its bad debt reserve. Instead, the Bank would be required to deduct bad debts as they occur and would additionally be required to recapture its bad debt reserve deductions previously taken. Among other things, the qualifying thrift definitional test requires the Bank to hold at least 60% of its assets as "qualifying assets." Qualifying assets generally include cash, obligations of the United States or any agency or instrumentality thereof, certain obligations of a state or political subdivision thereof, loans secured by interests in improved residential real property or by savings accounts, student loans and property used by the Bank in the conduct of its banking business. The Bank presently satisfies the qualifying thrift definitional tests. The Bank's ratio of qualifying assets to total assets exceeded 60% through December 31, 1997.

  Pursuant to H.R. 3448, the Small Business Job Protection Act of 1996 (the "Legislation"), the above-described bad debt deduction rules available to thrift institutions such as the Bank was repealed. In 1996 the Bank was required to change its method of accounting for bad debts from the reserve method formerly permitted under section 593 of the Internal Revenue Code of 1986, as amended (the "Code") to the "specific charge-off" method. Under the specific charge-off method, which is governed by section 166 of the Code and the regulations thereunder, tax deductions may be taken for bad debts only if loans become wholly or partially worthless although the Legislation requires that qualifying thrifts recapture (i.e., include in taxable income) over a four year period a portion of their existing bad debt reserves equal to their "applicable excess reserves." The Bank does not have applicable excess reserves subject to recapture. However, the Bank's tax bad debt reserve balance of approximately $12.3 million (as of December 31, 1997) will, in future years, be subject to recapture in whole or in part upon the occurrence of certain events, such as a distribution to shareholders in excess of the Bank's current and accumulated earnings and profits, a redemption of shares, or upon a partial or complete liquidation of the Bank. The Bank does not intend to make distributions to stockholders that would result in recapture of any portion of its bad debt reserves. These reserves would also be subject to recapture if the bank fails to quality as a "bank" for federal income tax purposes.

  NOLs. At December 31, 1997, the Company had net operating losses aggregating approximately $22.7 million for federal income tax purposes and approximately $9.0 million for California franchise tax purposes available to offset taxable income in future tax years. The federal NOLs would expire, if not utilized, in taxable years beginning in 2009, and the California NOLs would expire beginning in 1999. In addition, section 382 of the Code provides in general that if a corporation undergoes an "ownership change," the amount of taxable income that the corporation may offset after the date of such change with NOLs and certain "built-in" losses existing at the date of such ownership change will be subject to an annual limitation that is calculated as the product of the fair market value of the corporation's equity on the date of the change and a long-term tax-exempt bond rate of return that is published monthly by the IRS. In general, an "ownership change" is deemed to occur with respect to a corporation if the aggregate of the increase in the holdings of 5% or greater stockholders who owns such stock at any time during a prescribed three-year "testing period" exceeds 50 percentage points relative to the lowest percentage of the corporation's stock held by each such person. For purposes of this test, an issuance of new shares of stock is, to the extent provided in regulations, considered to create a new 5% shareholder even if no person acquiring the stock in fact owns as much as 5% of the issuer's stock. While the regulations of the IRS relating to the making of such determinations are complex, the Company believes that the offering of Common Stock made in August, 1996 did not cause an ownership change with respect to the Company for purposes of section 382, but may increase the possibility that future acquisitions of shares by 5% or greater holders, or future issuances of shares by the Company, could result in such an ownership change.

  State and Local Taxation. As a savings and loan holding company filing California franchise tax returns on a combined basis with its subsidiaries, the Company is subject to the California franchise tax at the rate applicable to "financial corporations." The applicable tax rate is the rate on general corporations (currently 8.84%) plus 2%. Under California regulations, bad debt deductions are available in computing California franchise taxes using a three or six year average loss experience method.

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

CURRENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management believes that the adoption of SFAS 130 will not have a material impact on the Company's disclosures.

  In June 1997, the FASB also issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. This Statement need not be applied to interim financial statements in the year of application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Early application is encouraged. Management believes that the adoption of SFAS 131 will not have a material impact on the Company's disclosures.

ITEM 2. PROPERTIES

  The Company owns its principal office building in Redlands, California, along with 13 other branch offices. Beginning in the first quarter of 1998, the Company will also offer branch banking services at a new Stater Bros. supermarket to be opened in Yucaipa. The Company leases the land on two of these branches, one through 2007 and the other through 2013. The Company leases one loan origination office. The Company believes that the Company's branch network is adequate to meet the present and foreseeable needs of the Company.

ITEM 3. LEGAL PROCEEDINGS

  The Company is named as a defendant in a lawsuit filed on November 24, 1997 in the San Bernardino County Superior Court by a former employee, who alleges that he was harassed by a superior, and then subjected to a retaliatory discharge when he reported the alleged harassment. The lawsuit seeks general and exemplary damages. The Company has denied any liability and has engaged outside counsel to defend it.

  The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. All legal proceedings in the aggregate are believed by management to be immaterial to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None.

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

  The Company's common stock is traded on the Nasdaq National Market under the symbol REDF. At February 27, 1998, the Company had approximately 549 stockholders of record (not including the number of persons or entities holding stock in nominee or street name through various brokerage firms) and 7,577,549 outstanding shares of common stock. The following table sets forth for the quarters indicated the range of high and low bid information per share of the common stock of the Company as reported on the Nasdaq National Market.

                                                          1997
                                             ----------------------------------
                                               4TH      3RD      2ND      1ST
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------  -------  -------  -------
       High.................................   21 1/8   18       16 1/2   15 3/4
       Low..................................   17 3/8   15 1/2   12 1/4   12 7/8
                                                          1996
                                             ----------------------------------
                                               4TH      3RD      2ND      1ST
                                             QUARTER  QUARTER  QUARTER  QUARTER
                                             -------  -------  -------  -------
       High.................................   13 1/2   12 1/8   10       10
       Low..................................   11 1/2    8 3/8    8 3/8    8 7/8

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

  The Company's principal source of income in 1997 was interest from investments. Dividends from the Bank are a potential source of income for the Company. The payment of dividends and other capital distributions by the Bank to the Company is subject to regulation by the OTS. See "--Business-- Regulation--Restrictions on Dividends and Other Capital Distribution." Currently, 30 days' prior notice to the OTS is required before any capital distribution is made. The OTS has promulgated a regulation that measures a savings institution's ability to make a capital distribution according to the institution's capital position. The rule establishes "safe-harbor" amounts of capital distributions that institutions can make after providing notice to the OTS, but without needing prior approval. Institutions can distribute amounts in excess of the safe harbor only with the prior approval of the OTS. For institutions such as the Bank that meet their fully phased-in capital requirements, the safe harbor amount is the greater of (i) 75% of net income for the prior four quarters, or (ii) the sum of (1) net income to date during the calendar year and (2) the amount that would reduce by one-half the Bank's surplus capital ratio at the beginning of the current year.

  The Bank's ability to pay dividends to the Company is also subject to restriction arising from the existence of the liquidation account established upon the conversion of the Bank from mutual to stock form in April, 1994. The Bank is not permitted to pay dividends to the Company if its regulatory capital would be reduced below the amount required for the liquidation account. See "Business--Regulation--Restriction on Capital Distributions and Holding Company Regulation."

  Additionally, as of December 31, 1997, the Company's accumulated tax reserves for losses on qualifying real property loans is subject to a recapture. Any distribution by the Bank to the Company that exceeds the Bank's current or accumulated earnings and profits as calculated for federal income tax purposes, any distributions and redemption of stock or any distributions and partial or complete liquidations would be treated as a distribution of the bad debt reserve and would be subject to recapture taxes of up to 51%. The Bank does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserve or make any distributions.

ITEM 6. SELECTED FINANCIAL DATA

                                     AT OR FOR THE YEAR ENDED DECEMBER 31,
                          -------------------------------------------------------------
                             1997      1996          1995          1994          1993
                          ---------- ---------     ---------     ---------     --------
                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED FINANCIAL
 CONDITION DATA:
Total assets............  $1,009,754 $ 882,504     $ 871,814     $ 960,853     $916,846
Loans receivable,
 net(1).................     895,056   729,862       682,984       733,132      645,670
MBS ....................      15,975    43,547        52,116        79,971      109,982
Investment securities ..      21,604    34,695        41,655        38,899       55,101
Real estate(2)..........       6,130     7,172        26,258        41,269       22,011
Deposits................     844,619   790,803       776,528       805,334      835,134
Borrowed funds(3).......      64,418     4,418        31,133        80,085        8,845
Stockholders' equity,
 substantially
 restricted.............      84,250    72,118        48,078        55,508       53,361
CONSOLIDATED OPERATING
 DATA:
Interest income.........  $   66,508 $  61,499     $  64,224     $  56,515     $ 59,436
Interest expense........      36,731    33,038        38,366        29,869       30,869
                          ---------- ---------     ---------     ---------     --------
Net interest income.....      29,777    28,461        25,858        26,646       28,567
Provision for losses on
 loans..................       1,139     2,838         7,938        12,651       12,990
                          ---------- ---------     ---------     ---------     --------
  Net interest income
   after provision for
   losses on loans .....      28,638    25,623        17,920        13,995       15,577
                          ---------- ---------     ---------     ---------     --------
Non-interest income
  Fee income............       6,612     5,822         6,212         4,509        4,338
  Other non-interest
   income...............         434     1,145         4,986 (4)     1,766        2,546
                          ---------- ---------     ---------     ---------     --------
    Total non-interest
     income.............       7,046     6,967        11,198         6,275        6,884
                          ---------- ---------     ---------     ---------     --------
Non-interest expense
  Compensation and
   benefits.............      11,999    11,438        12,063        14,200       12,494
  Occupancy and
   equipment............       7,122     7,038         6,831         7,816        6,973
  Other G&A.............       4,864    10,751 (5)     5,391         5,179        5,991
                          ---------- ---------     ---------     ---------     --------
  Total G&A.............      23,985    29,227        24,285        27,195       25,458
  Real estate
   operations, net......       1,200     1,311        10,258         8,370        3,222
  Provision for losses
   on letters of credit.          --     2,402         2,536         9,895          694
                          ---------- ---------     ---------     ---------     --------
    Total non-interest
     expense............      25,185    32,940        37,079        45,460       29,374
                          ---------- ---------     ---------     ---------     --------
Earnings (loss) before
 income taxes...........      10,499      (350)       (7,961)      (25,190)      (6,913)
Income taxes (benefit)..          66         7           124         1,150       (3,669)
                          ---------- ---------     ---------     ---------     --------
Net earnings (loss).....  $   10,433 $    (357)    $ ( 8,085)    $ (26,340)    $ (3,244)
                          ========== =========     =========     =========     ========
PER SHARE DATA:
Basic earnings (loss)
 per share(12)..........  $     1.46 $   (0.07)    $   (2.04)    $   (6.14)(6)      n/a
Average shares used for
 calculation of basic
 earnings (loss) per
 share .................   7,141,275 5,146,331     3,955,461     3,976,700          n/a
Diluted earnings (loss)
 per share(12)..........  $     1.41 $   (0.07)    $   (2.04)    $  (6.08)          n/a
Average shares used for
 calculation of diluted
 earnings (loss) per
 share..................   7,426,327 5,146,331     3,955,461     3,976,700          n/a
Stockholders' equity per
 share..................  $    11.70 $   10.22     $   12.14     $   13.96          n/a
Shares used for
 calculation of
 stockholders' equity
 per share..............   7,199,941 7,057,941     3,960,650     3,976,700          n/a

                                                   (See notes on following page)

                                             YEAR ENDED DECEMBER 31,
                                 ---------------------------------------------
                                  1997    1996       1995       1994     1993
                                 ------  ------     ------     ------   ------
                                (DOLLARS IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
FINANCIAL RATIOS AND OTHER
 DATA:
PERFORMANCE RATIOS:
Return on average assets.......    1.12%  (0.04)%    (0.86)%    (2.79)%  (0.35)%
Return on average equity.......   13.43   (0.62)    (15.05)    (38.30)   (6.00)
Equity to total assets.........    8.34    8.17       5.51       5.78     5.82
Interest rate spread...........    3.01    3.36       2.87       3.19     3.44
Net interest margin............    3.37    3.55       2.96       3.19     3.45
Average interest-earning assets
 to average interest-bearing
 liabilities...................  108.73  104.65     102.62     100.03   100.25
G&A to average assets..........    2.57    3.40 (7)   2.59       2.88     2.74
Efficiency ratio(8)............   65.14   82.50 (9)  65.54 (9)  82.61    71.81
REGULATORY CAPITAL RATIOS:
Tangible and core capital......    7.81    7.73       5.24       5.65     5.42
Risk-based capital.............   11.94   11.52       8.17       8.59     8.11
ASSET QUALITY RATIOS:
Nonaccrual loans to total
 loans.........................    0.83    1.76       2.45       1.77     3.34
Nonperforming assets to total
 assets and LOCs(10)(11).......    1.14    2.02       4.53       4.46     3.17
Allowance for losses on loans
 to total loans................    0.84    1.34       2.05       2.37     2.26
Allowance for losses on loans,
 LOCs and real estate to total
 assets and LOCs...............    1.46    1.96       3.28       2.85     1.95
GVA for losses on loans to
 nonaccrual loans..............   99.31   70.03      56.53     108.03    44.96
GVA for losses on loans, LOCs
 and real estate to total
 nonperforming assets(10)(11)..  122.00   89.18      39.30      51.20    40.90
OTHER DATA:
Number of deposit accounts.....  93,579  89,821     89,015     89,763   87,630
Full service customer facili-
 ties..........................      14      14         14         16       16
Full time equivalent employees.     273     279        281        350      337

--------
 (1) Includes loans held for sale.
 (2) Includes REO and real estate held for sale.
 (3) Includes advances from the FHLB.
 (4) Includes curtailment gain of $3.4 million.
 (5) Includes FDIC special assessment of $5.4 million.
 (6) Loss per share data has been calculated based on the Company's net loss of $24.4 million for the period April 7, 1994 through December 31, 1994 (the date of the Company's initial public offering).
 (7) G&A to average assets ratio, excluding the FDIC special assessment is 2.77%.
 (8) Efficiency ratio equals G&A expense to net interest income plus total non-interest income. Excludes provisions for losses on loans, LOCs and real estate.
 (9) For the years ended December 31, 1996 and 1995, if the FDIC special assessment of $5.4 million and curtailment gain on retirement plan of $3.4 million were excluded efficiency ratio would be 67.20% and 72.14%.
(10) Excludes troubled debt restructures which are currently performing under their restructured terms.
(11) Nonperforming assets include nonperforming loans, LOCs and REO.
(12) Earnings per share have been restated to reflect the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

  The Company reported net earnings in 1997 of $10.4 million or $1.46 per basic share ($1.41 per diluted share), compared to a net loss of $357,000 or $0.07 per basic and diluted share in 1996 and a net loss of $8.1 million or $2.04 per basic and diluted share in 1995.

  The Company's results of operations are dependent primarily on net interest income, which is the difference between the interest income earned on its interest-earning assets, such as loans and investments, and its interest expense on interest-bearing liabilities, such as deposits and other borrowings. The Company also generates non-interest income such as letter of credit fees, other transactional fees, loan servicing fees, and commissions from the sale of insurance products and investments through its wholly-owned subsidiaries. The Company's operating expenses primarily consist of employee compensation and benefits, occupancy and equipment expenses, federal deposit insurance premiums and other G&A expenses. The Company's results of operations previously were significantly affected by its provision for loan and letters of credit losses and net cost of real estate operations. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies and actions of regulatory agencies. In addition, the Company's results of operations in 1996 were adversely affected by the one-time deposit insurance premium surcharge imposed on SAIF-insured institutions. See "Management's Discussion and Analysis of Financial Condition" and "Regulation--Deposit Insurance."

  At December 31, 1997, the Company had total consolidated assets of $1.0 billion, total deposits of $844.6 million and stockholders' equity of $84.3 million, representing 8.34% of total assets. At December 31, 1996, the Company had total consolidated assets of $882.5 million, total deposits of $790.8 million and stockholders' equity of $72.1 million, representing 8.17% of total assets.

DEFINITIVE AGREEMENT AND PLAN OF MERGER

  On November 30, 1997, the Company signed a definitive Agreement and Plan of Merger pursuant to which the Company will be acquired by, and merged into, a wholly owned subsidiary of Golden State Bancorp Inc. ("Golden State"), the parent of Glendale Federal Bank. Upon the closing of the acquisition, Golden State will issue $20.75 of its common stock in exchange for each share of the Company's common stock. The transaction will be treated as a tax free exchange with the exact number of Golden State shares to be distributed to the Company's stockholders to be determined based upon the average closing price of Golden State's common stock on the New York Stock Exchange during the ten trading days prior to the second business day before the closing of the transaction. Consummation of the acquisition is subject to the approval of the Company's stockholders and regulatory authorities. It is currently expected that the acquisition will be consummated in the second quarter of 1998.

  On February 4, 1998, Golden State entered into an Agreement and Plan of Reorganization with First Nationwide (Parent) Holdings, Inc. ("FNPH"), First Nationwide Holdings, Inc. ("FNH"), Golden State Financial Corporation, First Gibraltar Holdings, Inc. and Hunter's Glen/Ford, Ltd. (the "California Federal Merger Agreement"). FNH is the parent of California Federal Bank and is controlled, through intermediate entities, by MacAndrews and Forbes Holdings, Inc. ("MAF") and Gerald J. Ford ("Ford"), the Chairman of the Board and Chief Executive Officer of California Federal Bank. Subject to certain conditions, including the approval of Golden State's stockholders and regulatory authorities, FNPH will be merged with and into Golden State (the "California Federal Merger") pursuant to the California Federal Merger Agreement. If the California Federal Merger is consummated, it is expected that affiliates of MAF and Ford would together own between 42% and 45% of the combined entity, before giving effect to the contingent issuance of Golden State common stock under the California Federal Merger Agreement that could substantially increase such percentage ownership. Upon the closing of the California Federal Merger, two-thirds of the board of directors of Golden State will be individuals designated by affiliates of MAF and Ford.

NONPERFORMING ASSETS AND ALLOWANCE FOR LOSSES

  For much of the period from 1991 through 1995, the economy in Southern California, including the Inland Empire, had been characterized by recessionary economic conditions resulting in high levels of unemployment, increases in vacancies in multi-family residential and commercial properties, declining rents and property values and slowing sales of new and existing one- to four-family residential properties. These factors had previously caused significant increases in the Company's level of nonperforming assets, which include nonaccrual loans and REO. At December 31, 1997, the Company's level of nonperforming assets had decreased to $12.8 million or 1.14% of assets and LOCs, from the December 31, 1996 level of nonperforming assets of $20.0 million or 2.02% of assets and LOCs. The Company's level of classified assets, which consist of assets adversely classified in accordance with regulatory guidelines because they possess one or more well-defined weaknesses, has decreased to $19.4 million or 1.74% of total assets and LOCs at December 31, 1997, a reduction of $12.2 million in classified assets, when compared to $31.6 million or 3.20% of total assets and LOCs at December 31, 1996. Of the $19.4 million of classified assets at December 31, 1997, $6.6 million were performing in accordance with their terms. The allowance for losses on loans, LOCs and real estate decreased to $16.3 million at December 31, 1997 from $19.4 million at December 31, 1996. The December 31, 1997 aggregate allowance of $16.3 million included a GVA of $15.6 million, which represents a decrease of $2.2 million from December 31, 1996. The remaining allowances of $737,000 and $1.6 million at December 31, 1997 and 1996, respectively were for specific asset valuation allowances. The Company's ratio of GVA for losses on loans, LOCs, and real estate to nonperforming assets and LOCs increased to 122.00% at December 31, 1997, from 89.18% at December 31, 1996.

  The allowances for losses on loans, real estate and LOCs are established through provisions based on management's evaluation of the risks inherent in the Company's portfolios and the local real estate economy. The allowances are maintained at amounts management considers adequate to cover losses which are deemed probable and calculable. The allowances are based upon a number of factors, including asset scoring and classification, collateral values, management's assessment of the credit risk inherent in the portfolio, historical loan loss experience, a loss migration analysis and the Company's underwriting policies. As a result of changes in certain real estate markets, adjustments in the valuation allowances may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowance. These agencies may require additional valuation allowances, based on their judgments of the information available to them at the time of the examination. Management considers the level of the allowance for losses at December 31, 1997 to be adequate. See "Business--Lending Activities," "--Asset Quality-- Nonperforming Assets," and "Classified Assets."

BUSINESS STRATEGY

  In 1998 the Company will, in addition to an orderly transition to Golden State as a result of the definitive agreement for acquisition, (i) continue to identify, control and reduce classified assets and REO as cost-effectively as possible, (ii) improve profitability by continuing to reduce G&A expenses, where feasible, and increase non-interest income, and (iii) maintain capital in the "well-capitalized" category under FDICIA rules while prudently leveraging capital to maximize profitability. Key elements in the development and implementation of the Company's strategies include the following:

    1. Continue to aggressively identify, control and reduce classified assets, including REO.

    2. Continue to manage G&A expenses and to lower them where possible.

    3. Continue to emphasize spot construction and consumer and other loan programs, and selectively re-enter tract construction and purchase single-family adjustable mortgage loans as market conditions warrant.

    4. Continue to emphasize a full range of business banking services geared to small, service-oriented businesses in branch communities.

    5. Continue to pursue a sales oriented culture, particularly at the branch level, with the goal of increasing core and low cost deposits and expanding the small business clientele.

    6. Continue to expand customer product services, including enhanced telephone transaction capability, PC-based banking and other technological innovations.

INTEREST RATE SENSITIVITY ANALYSIS

  The matching of assets and liabilities may be analyzed by examining the extent to which such assets and liabilities are "interest rate sensitive" and by monitoring an institution's interest rate sensitivity "gap." An asset or liability is said to be interest rate sensitive within a specific time period if it will mature or reprice within that time period. The interest rate sensitivity gap is defined as the difference between the amount of interest-earning assets maturing or repricing within a specific time period and the amount of interest-bearing liabilities maturing or repricing within that time period. A gap is considered positive when the amount of interest rate sensitive assets exceeds the amount of interest rate sensitive liabilities. A gap is considered negative when the amount of interest rate sensitive liabilities exceeds the amount of interest rate sensitive assets. During a period of falling interest rates therefore, the net earnings of an institution with a positive gap theoretically may be adversely affected due to its interest-earning assets repricing faster than its interest-bearing liabilities. Conversely, during a period of rising interest rates, theoretically the net earnings of an institution with a positive gap position may increase as it is able to invest in higher yielding interest-earning assets at a more rapid rate than its interest-earning liabilities reprice. However, a positive gap may not protect an institution with a large portfolio of ARMs from rises in interest rates for extended time periods, as such instruments generally have annual and lifetime interest rate caps. Accordingly, interest rates and the resulting cost of funds increases in a rapidly increasing rate environment could exceed the cap levels on these instruments and negatively impact net interest income.

  The Company has managed its interest rate risk through the aggressive marketing and funding of adjustable rate loans, which generally reprice at least semi-annually and indexed to the COFI and to a lesser extent, the one year CMT and LIBOR indexes. As a result of this strategy, and based upon the Bank's internally developed loan prepayment speeds and core deposit decay rate assumptions used in the following table at December 31, 1997, the Company's net interest-earning assets maturing or repricing within one year exceeded its total interest-bearing liabilities maturing or repricing in the same time by $348.7 million, representing a one year cumulative gap ratio of positive 34.53%. The Company closely monitors its interest rate risk as such risk relates to its operational strategies.

  The Company's Board of Directors has established an Asset/Liability Committee, responsible for reviewing the Company's asset/liability policies and interest rate risk position, which meets quarterly and reports to the Board on interest rate risk and trends on a quarterly basis. There can be no assurances that the Company will be able to maintain its positive gap position or that its strategies will not result in a negative gap position in the future. To the extent that the Company's core deposits are reduced at a more rapid rate than the Company's decay assumptions on such deposits, the Company's current positive gap positions could be negatively impacted. Although the Company has not experienced a material decline in its core deposits, there can be no assurances that such a decline will not occur in the future if depositors seek higher yielding investments. For information concerning the Bank's deposit activity and the distribution of its deposits for each of the years in the three-year period ended December 31, 1997. See "--Business--Sources of Funds--Deposits."

  The Company does not currently engage in the use of trading activities, derivative instruments, or hedging activities to control its interest rate risk. Even though the use of such instruments or activities may be permitted at the recommendation of the Asset/Liability Committee and approval of the Board of Directors, the Company does not intend to engage in such practices in the immediate future.

  The following table sets forth the amounts of interest-earning assets and interest-bearing liabilities of the Company, outstanding at December 31, 1997, which are anticipated by the Company, based upon certain assumptions, to reprice or mature in each of the future time periods shown. Except as stated below, the amounts of assets and liabilities shown which reprice or mature during a particular period were determined in accordance with the earlier of term to repricing or the contractual terms of the asset or liability. Loans were assumed to prepay at rates ranging from 13% to 24% on single-family ARM loans, 7% to 16% on multi-family ARM loans, and 7% to 30% on fixed rate loans, and the use of a core deposit decay rate assumption of 24% for passbook accounts, 23% for checking accounts and 46% for money market deposit accounts in the one year or less category. These prepayment and decay rates are based on the Company's historical experience, but there is no assurance that the assumed rates will correspond to future rates. For information regarding the contractual maturities of the Company's loans, investments and deposits, see "Business--Lending Activities," "--Investment Activities" and "--Sources of Funds."

                           INTEREST RATE SENSITIVITY

                                                         AT DECEMBER 31, 1997
                          -------------------------------------------------------------------------------------------
                                                                                         MORE
                           THREE     THREE       SIX      ONE TO     THREE    FIVE TO    THAN
                           MONTHS    TO SIX   MONTHS TO    THREE    TO FIVE     TEN       TEN
                          OR LESS    MONTHS   ONE YEAR     YEARS     YEARS     YEARS     YEARS    OTHER      TOTAL
                          --------  --------  ---------  ---------  --------  --------  -------  --------  ----------
                                                        (DOLLARS IN THOUSANDS)
         ASSETS
INTEREST-EARNING ASSETS:
Mortgage loans and
 MBS(1).................  $511,206  $249,983  $  49,312  $  15,766  $ 11,160  $ 17,149  $14,226  $    --   $  868,802
Consumer and other
 loans(1)...............    17,455     2,291      4,199     11,549     4,662     2,233      292       --       42,681
Investment securities
 and cash equivalents...    34,051     3,000        --       7,994       --        --       --        --       45,045
Non-interest earning
 assets.................       --        --         --         --        --        --       --     53,226      53,226
                          --------  --------  ---------  ---------  --------  --------  -------  --------  ----------
 Total assets...........  $562,712  $255,274  $  53,511  $  35,309  $ 15,822  $ 19,382  $14,518  $ 53,226  $1,009,754
                          ========  ========  =========  =========  ========  ========  =======  ========  ==========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
INTEREST-BEARING
 LIABILITIES:
Savings deposits........  $ 11,953  $ 11,953  $  20,909  $  60,516  $ 35,415  $ 36,874  $13,091  $    --   $  190,711
Money market deposits...     1,033     1,033      1,686      3,166       593       309       71       --        7,891
Interest bearing
 checking (NOW)
 deposits...............     4,941     4,941     11,227     28,266    12,750    14,366    6,099       --       82,590
Certificates of deposit.   124,264    92,910    175,276    137,542     6,097       --       --        --      536,089
Other borrowed money....    10,000    50,000        708      3,710       --        --       --        --       64,418
Non-interest-bearing
 liabilities............       --        --         --         --        --        --       --     43,805      43,805
Stockholders' equity....       --        --         --         --        --        --       --     84,250      84,250
                          --------  --------  ---------  ---------  --------  --------  -------  --------  ----------
 Total liabilities and
  stockholders' equity..  $152,191  $160,837  $ 209,806  $ 233,200  $ 54,855  $ 51,549  $19,261  $128,055  $1,009,754
                          ========  ========  =========  =========  ========  ========  =======  ========  ==========
Interest sensitivity
 gap(2).................  $410,521  $ 94,437  $(156,295) $(197,891) $(39,033) $(32,167) $(4,743) $(74,829)
                          ========  ========  =========  =========  ========  ========  =======  ========
Cumulative interest
 sensitivity gap........  $410,521  $504,958  $ 348,663  $ 150,772  $111,739  $ 79,572  $74,829  $    --
                          ========  ========  =========  =========  ========  ========  =======  ========
Cumulative interest
 sensitivity gap as a
 percentage of total
 assets.................     40.66%    50.01%     34.53%     14.93%    11.07%     7.88%    7.41%
Cumulative net interest-
 earning assets as a
 percentage of interest-
 sensitive liabilities..    369.74    261.31     166.69     119.94    113.78    109.23   108.49

-------
(1) For purposes of the gap analysis, mortgage and consumer and other loans do not include non-performing loans, allowance for loan losses or deferred fees.

(2) Interest sensitivity gap represents the difference between net-interest earning assets and interest-bearing liabilities.

  Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react differently to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types of assets may lag behind changes in market rates. Additionally, certain assets, such as ARM loans, have features which restrict changes in interest rates on a short-term basis and over the life of the asset. Further, in the event of a change in interest rates, prepayment and early withdrawal levels would likely deviate significantly from those assumed in calculating the table. Finally, the ability of many borrowers to service their ARM loans may decrease in the event of an interest rate increase.

  In addition to measuring interest rate sensitivity by a gap analysis, the Company establishes limits on, and measures the sensitivity of, its net interest income and net portfolio value ("NPV") to changes in interest rates. For the purpose of such analysis, changes in interest rates are defined as instantaneous and sustained movements in interest rates in 100 basis point increments. The Company utilizes an internally maintained asset/liability management simulation model to make the calculations which, for NPV, are calculated on a discounted cash flow basis. First, the Company establishes a "base case" by estimating its net interest income for a period of twelve months and the current NPV assuming nominal interest rate changes through the end of such period. Once the base case has been estimated, calculations are made for each of the changes in interest rates, to include any associated differences in the anticipated prepayment speed of loans and decay rates for core deposits. Those results are then compared against the base case to determine the estimated change to net interest income and NPV due to such changes in interest rates. Following are the estimated impacts to net interest income and NPV from various instantaneous, parallel shifts in interest rates based upon the Company's asset and liability structure as of December 31, 1997. Because these estimates are based upon numerous assumptions, such as the expected maturities of the Company's interest-bearing assets and liabilities and the interest rates corresponding to various maturities at the end of such period, the Company's actual sensitivity to interest rate changes could vary significantly if actual experience differs from those assumptions used in making the calculations. The interest rate sensitivity analysis highlights the repricing characteristics or lag effect of the Company's mortgage loan portfolio of which 73.14% of the Company's ARM loans are indexed to COFI. This index tends to lag changes in interest rates and accordingly in a rising interest rate environment the lag effect has a negative impact on earnings and in a falling interest rate environment the lag effect tends to be positive. These percentage changes are within the board limits previously set.

            INTEREST RATE SENSITIVITY--NET INTEREST INCOME AND NPV

                                 AT DECEMBER 31, 1997
                ---------------------------------------------------------------
           CHANGE IN INTEREST RATES     NET INTEREST      PERCENTAGE CHANGE IN
              (IN BASIS POINTS)          INCOME(1)       NET PORTFOLIO VALUE(2)
           ------------------------     ------------     ----------------------
              +300                         (0.60)%               (15.66)%
              +100                         (0.70)                 (3.23)
              (100)                         7.60                   2.10
              (300)                         9.81                  (9.35)

--------
(1) The percentage change in this column represents net interest income for 12 months in a stable environment versus the net interest income in the various rate scenarios.

(2) The percentage change in this column represents the NPV of the Company in a stable interest rate environment versus the NPV in the various rate scenarios.

ANALYSIS OF NET INTEREST INCOME

  Net interest income represents the difference between the income earned on interest-earning assets and the interest expense on interest-bearing liabilities.

  Average Balance Sheet. The following table sets forth certain information relating to the elements of the Company's net interest income for each of the years ended December 31, 1997, 1996, and 1995. Such yields and costs are derived by dividing income or expense by the average balance of assets or liabilities, respectively, for the periods shown except where noted otherwise. Average balances are derived from daily average balances. The yields include fees which are considered adjustments to yields.

                             AVERAGE BALANCE SHEET

                                                        YEAR ENDED DECEMBER 31,
                         -----------------------------------------------------------------------------------------
                                     1997                          1996                          1995
                         ----------------------------- ----------------------------- -----------------------------
                         AVERAGE             AVERAGE   AVERAGE             AVERAGE   AVERAGE             AVERAGE
                         BALANCE   INTEREST YIELD/COST BALANCE   INTEREST YIELD/COST BALANCE   INTEREST YIELD/COST
                         --------  -------- ---------- --------  -------- ---------- --------  -------- ----------
                                                         (DOLLARS IN THOUSANDS)
         ASSETS
Interest-earning
 assets(1):
 Mortgage loans......... $763,969  $57,449     7.52%   $658,073  $51,106     7.77%   $708,440  $52,652     7.43%
 MBS....................   27,760    2,039     7.35      52,498    3,932     7.49      68,459    5,152     7.53
 Consumer and other
  loans.................   32,780    3,617    11.03      24,908    2,713    10.89      26,784    2,989    11.16
 Investment securities..   58,469    3,403     5.82      65,670    3,748     5.71      64,546    3,431     5.32
                         --------  -------             --------  -------             --------  -------
   Total interest-
    earning assets......  882,978   66,508     7.53     801,149   61,499     7.68     868,229   64,224     7.40
                                   -------                       -------                       -------
Non-interest earning
 assets.................   49,188                        59,375                        71,061
                         --------                      --------                      --------
   Total assets......... $932,166                      $860,524                      $939,290
                         ========                      ========                      ========
    LIABILITIES AND
  STOCKHOLDERS' EQUITY
Interest-bearing
 liabilities:
 Savings deposits....... $177,502    5,610     3.16    $167,029    5,003     3.00    $151,531    4,002     2.64
 Money market deposits..    8,819      225     2.55      10,073      246     2.44      11,979      305     2.55
 Interest bearing
  checking (NOW)
  deposits..............   83,307      971     1.17      83,404      882     1.06      86,199    1,000     1.16
 Certificates of
  deposits..............  521,401   28,632     5.49     486,026   25,848     5.32     542,100   29,651     5.47
 Other borrowed money...   21,034    1,293     6.15      19,028    1,059     5.57      54,252    3,408     6.28
                         --------  -------             --------  -------             --------  -------
   Total interest-
    bearing liabilities.  812,063   36,731     4.52     765,560   33,038     4.32     846,061   38,366     4.53
Non-interest bearing
 liabilities............   42,403                        37,335                        39,504
Stockholders' equity....   77,700                        57,629                        53,725
                         --------                      --------                      --------
   Total liabilities and
    stockholders'
    equity.............. $932,166                      $860,524                      $939,290
                         ========  -------             ========  -------             ========  -------
Net interest rate
 spread(2)..............           $29,777     3.01%             $28,461     3.36%             $25,858     2.87%
                                   =======    =====              =======    =====              =======    =====
Net interest margin(3)..                       3.37%                         3.55%                         2.98%
                                              =====                         =====                         =====
Ratio of interest-
 earning assets to
 interest-bearing
 liabilities............   108.73%                       104.65%                       102.62%
                         ========                      ========                      ========

-------
(1) Includes accrued interest and is net of loans in process, unearned discounts or premiums, deferred loan fees, nonaccrual loans and valuation allowances.

(2) Net interest rate spread represents the difference between the average yield on average interest-earning assets and the average cost of average interest-bearing liabilities.

(3) Net interest margin represents net interest income divided by average interest-earning assets.

  Rate/Volume Analysis. The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the Company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by current rate); (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume); and (iii) the net change. The changes attributable to the combined impact of volume and rate have been allocated proportionately to the changes due to volume and the changes due to rate.

                             RATE/VOLUME ANALYSIS

                          YEAR ENDED DECEMBER 31, 1997      YEAR ENDED DECEMBER 31, 1996
                          COMPARED TO DECEMBER 31, 1996     COMPARED TO DECEMBER 31, 1995
                          -------------------------------  ---------------------------------
                           INCREASE (DECREASE) IN NET        INCREASE (DECREASE) IN NET
                             INTEREST INCOME DUE TO            INTEREST INCOME DUE TO
                          -------------------------------  ---------------------------------
                           VOLUME      RATE        NET       VOLUME      RATE        NET
                          --------------------  ---------  ----------- ---------  ----------
                                             (DOLLARS IN THOUSANDS)
INTEREST-EARNING ASSETS:
  Mortgage loans........  $   7,963  $  (1,621) $   6,342  $   (3,912) $   2,366  $   (1,546)
  MBS ..................     (1,818)       (74)    (1,892)     (1,195)       (25)     (1,220)
  Consumer and other
   loans................        869         35        904        (204)       (72)       (276)
  Investment securities
   .....................       (419)        74       (345)         64        253         317
                          ---------  ---------  ---------  ----------  ---------  ----------
    Total ..............  $   6,595  $  (1,586) $   5,009  $   (5,247) $   2,522  $   (2,725)
                          =========  =========  =========  ==========  =========  ==========
INTEREST-BEARING
 LIABILITIES:
  Savings deposits......  $     331  $     272  $     603  $      464  $     537  $    1,001
  Money market deposits.        (32)        11        (21)        (47)       (12)        (59)
  Interest bearing
   checking (NOW)
   deposits.............         (1)        90         89         (30)       (88)       (118)
  Certificates of
   deposit..............      1,944        844      2,788      (2,982)      (821)     (3,803)
  Other borrowed money..        123        111        234      (1,960)      (389)     (2,349)
                          ---------  ---------  ---------  ----------  ---------  ----------
    Total ..............      2,365      1,328      3,693      (4,555)      (773)     (5,328)
                          ---------  ---------  ---------  ----------  ---------  ----------
  Change in net interest
   income ..............  $   4,230  $  (2,914) $   1,316  $     (692) $   3,295  $    2,603
                          =========  =========  =========  ==========  =========  ==========

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1997 AND 1996

  General. The Company recorded net earnings of $10.4 million for the year ended December 31, 1997, or $1.46 per basic share and $1.41 per diluted share, as compared to a loss of $357,000 for the year ended December 31, 1996, or $0.07 per basic and diluted share. Operating results were favorably impacted in 1997 by an increase in net interest income before provision for losses on loans of $1.3 million, by a reduction in G&A of $5.2 million, primarily due to a $5.4 million charge for a one-time FDIC special assessment in 1996, and by a net reduction of $4.1 million in provisions for losses on loans, real estate and LOCs when compared to the same period in 1996.

  Interest income. Interest income for the year ended December 31, 1997 was $66.5 million, compared to $61.5 million for the same period in the previous year. The $5.0 million increase in interest income is primarily due to a $81.8 million increase in the average balance of interest-earning assets, partially offset by a decrease in the average yield of 15 basis points on interest-earning assets from 7.68% in 1996 to 7.53% in 1997. Interest income from mortgage loans, which accounted for approximately 86.38% of total interest income in 1997, increased by $6.3 million or 12.4% from 1996 due to an increase in the average balance of $105.9 million partially offset by a decrease in the average yield of 25 basis points. Interest income from MBS declined by $1.9 million or 48.14% primarily due to a reduction in the average balance of $24.7 million. Interest income from consumer loans increased by $904,000, or 33.32%, primarily due to an increase in the average balance of $7.9 million.

  Interest expense. Interest expense for the year ended December 31, 1997 was $36.7 million, compared to $33.0 million for the same period in the previous year. The $3.7 million increase is primarily the result of an $46.5 million increase in the average balance of interest-bearing liabilities and an increase in the average cost of 20 basis points paid on interest-bearing liabilities from 4.32% in 1996 to 4.52% in 1997. Interest expense for savings, Money Market Demand Accounts ("MMDA") and interest-bearing checking deposits increased $675,000 or 10.94% primarily due to an increase in average balance of $9.1 million, and interest expense on certificates of deposit increased $2.8 million or 10.79% primarily due to an increase in average balance of $35.4 million. Interest expense on other borrowed money increased $234,000 or 22.10% due to an increase in average balance of $2.0 million, and an increase in average cost of 58 basis points.

  Net interest income. Net interest income for the year ended December 31, 1997 was $29.8 million, which represents an interest rate spread of 3.01%. This compares to $28.5 million, which represents an interest rate spread of 3.36%, for the same period in 1996. Average interest-earning assets increased $81.8 million and average interest-bearing liabilities increased $46.5 million when compared to the year ended December 31, 1996. The 35 basis point decrease in the interest rate spread for the year ended December 31, 1997, when compared to the year ended December 31, 1996, was a result of a decrease in the average yield for interest-earning assets of 15 basis points, and an increase in the average cost for interest-bearing liabilities of 20 basis points. Net interest income also increased as a result of an improvement in the ratio of average interest-earning assets to average interest-bearing liabilities from 104.65% in 1996 to 108.73% in 1997.

  Provision for losses on loans. The provision for losses on loans was $1.1 million for the year ended December 31, 1997, compared to $2.8 million for the same period last year. No provision for losses on LOCs was recognized for the year ended December 31, 1997 and $2.4 million was provided for the same period in 1996, which is included in "Non-interest expense." The loss provision reflects management's ongoing assessment of the loan and LOC portfolios, in light of conditions in the Southern California real estate market.

  Non-interest income. Non-interest income was $7.0 million for the years ended December 31, 1997 and 1996. Major differences included: $803,000 from gain on sale of loan servicing rights in 1996 and an increase in LOC and other fees of $790,000 during 1997 when compared to 1996.

  Non-interest expense. Non-interest expense was $25.2 million for the year ended December 31, 1997, a decrease of $7.7 million or 23.54% from $32.9 million in 1996. Included in this decrease was a decrease of $5.2 million or 17.94% in G&A from $29.2 million in 1996 to $24.0 million in 1997. The decrease in G&A was primarily due to a one-time FDIC special assessment during 1996 in the amount of $5.4 million, a decrease in the normal FDIC premium of $940,000 and expenses for a Bank-wide data processing conversion during 1996 of approximately $400,000. These decreases were offset by $397,000 of acquisition expense, $561,000 in compensation and benefits expense primarily from a defined benefit plan adjustment of $245,000 and ESOP market value recognition for amortization to employee participants of $353,000, and by an increase in other expense for advertising costs of $499,000. The efficiency ratio for the year ended December 31, 1997 was 65.14% as compared to 67.20% for the year ended December 31, 1996, when the FDIC special assessment is excluded. Non-interest expense (other than G&A) includes provisions for losses on real estate and LOCs, as well as operating expenses for real estate operations including gains and losses on the sale of real estate held for sale or acquired through foreclosure. For the year ended December 31, 1997 the Company recorded no provision for losses on LOCs and no provision for losses on real estate because of the reduction in the REO balances resulting from the disposition of assets during the period. This compares with provisions for losses on LOCs of $2.4 million and no provision for losses on real estate for the year ended December 31, 1996. The loss provisions reflect management's ongoing assessment of the real estate and LOC portfolios in light of conditions in the Southern California real estate market. Real estate operating expense, net (excluding the provision for losses on real estate), decreased to $1.2 million for the year ended December 31, 1997, as compared to $1.3 million for the same period in 1996.

  Income taxes (benefit). The Company paid a $16,000 franchise tax for the year ended December 31, 1997, and a $7,000 tax for the year ended December 31, 1996. The Company paid a $50,000 federal alternative minimum tax for the year ended December 31, 1997, and there was no federal income tax for the same period in 1996 as a result of the Company's net operating loss ("NOL") carryforward tax position. At December 31, 1997, the Company had unused NOLs aggregating approximately $22.7 million for federal income tax purposes and approximately $9.0 million for California franchise tax purposes available to offset taxable income in future tax years. The federal NOLs would expire, if not utilized, beginning in the taxable year 2009, and the California NOLs would expire, if not utilized, beginning in the taxable year 1999. These NOLs could become subject to certain limitations on utilization in the event of accumulations of shares of the Company's Common Stock by 5% or greater stockholders See "Business--Taxation--NOLs."

COMPARISON OF OPERATING RESULTS FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995

  General. The Company recorded a net loss of $357,000 for the year ended December 31, 1996, or $0.07 per basic and diluted share, as compared to a loss of $8.1 million for the year ended December 31, 1995, or $2.04 per basic and diluted share. Operating results were favorably impacted in 1996 by an increase in net interest income before provision for losses on loans of $2.6 million, by a reduction in G&A of $479,000, excluding a $5.4 million charge for a one-time FDIC special assessment, and by a net reduction of $13.6 million in provisions for losses on loans, real estate and LOCs, offset by a $3.4 million 1995 curtailment gain resulting from freezing the defined benefit plans, when compared to the same period in 1995.

  Interest income. Interest income for the year ended December 31, 1996 was $61.5 million, compared to $64.2 million for the same period in the previous year. The $2.7 million decrease in interest income is primarily due to a $67.1 million decrease in the average balance of interest-earning assets, partially offset by an increase in the average yield of 28 basis points on interest-earning assets from 7.40% in 1995 to 7.68% in 1996. Interest income from mortgage loans, which accounted for approximately 83.10% of total interest income in 1996, decreased by $1.5 million or 2.94% from 1995 due to a reduction in the average balance of mortgage loans of $50.4 million partially offset by an increase in the average yield of 34 basis points on such loans. Interest income in 1996 from MBS declined by $1.2 million or 23.68% primarily due to a reduction in the average balance of MBS of $16.0 million.

  Interest expense. Interest expense for the year ended December 31, 1996 was $33.0 million, compared to $38.4 million for the previous year. The $5.3 million decrease is primarily the result of an $80.5 million decrease in the average balance of interest-bearing liabilities and a 21 basis point decrease in the average cost of interest-bearing liabilities from 4.53% in 1995 to 4.32% in 1996. Interest expense for savings, MMDA and interest-bearing checking deposits increased $824,000 or 15.53% primarily due to an increase in average balance of $10.8 million, while interest expense on certificates of deposit decreased $3.8 million or 12.83% primarily due to a decrease in average balance of $56.1 million. Interest expense on other borrowed money declined $2.3 million or 68.93% due to a decrease in average balance of $35.2 million, and a decrease in average cost of 71 basis points.

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

  Provision for losses on loans. The provision for losses on loans was $2.8 million for the year ended December 31, 1996, compared to $7.9 million for the same period last year. The Company also recognized provisions for losses on LOCs of $2.4 million in 1996, compared to $2.5 million in 1995, and on real estate of zero in 1996, compared to $8.3 million in 1995, which is included in "Non-interest expense." The loss provision reflects management's ongoing assessment of the loan, LOC and real estate portfolio, in light of conditions in the Southern California real estate market.

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

  Non-interest expense. Non-interest expense was $32.9 million for the year ended December 31, 1996, a decrease of $4.1 million or 11.16% from $37.1 million in 1995. Included in this decrease was an increase of $4.9 million or 20.35% in G&A from $24.3 million in 1995 to $29.2 million in 1996. The increase was primarily due to a one-time FDIC special assessment in the amount of $5.4 million and expenses for a Bank-wide data processing conversion of approximately $400,000. G&A expenses excluding the FDIC special assessment and data processing conversion decreased by $879,000, net for the year ended December 31, 1996 compared to December 31, 1995. This decrease was primarily from a reduction in the defined benefit plans cost of $445,000, resulting from freezing the plan during 1995 and from a reduction in compensation costs as a result of a staff reduction in 1995. The efficiency ratio for the year ended December 31, 1996 was 67.20% when the FDIC special assessment is excluded as compared to 72.14% for the year ended December 31, 1995 when the curtailment gain on the retirement plans is excluded. Non-interest expense (other than G&A) includes provisions for losses on real estate and LOCs, as well as operating expenses for real estate operations including gains and losses on the sale of REO. For the year ended December 31, 1996 the Company recorded a provision for losses on LOCs of $2.4 million and no provision for losses on real estate because of the reduction in the REO balances resulting from the disposition of assets during the period. This compares with provisions for losses on LOCs of $2.5 million and a provision for losses on real estate of $8.3 million for the year ended December 31, 1995. The loss provisions reflect management's ongoing assessment of the real estate and LOC portfolios in light of conditions in the Southern California real estate market. Real estate operating expense, net (excluding the provision for losses on real estate), decreased to $1.3 million for the year ended December 31, 1996, as compared to $1.9 million for 1995. The decrease in real estate operating expense is due to a reduction in REO, resulting in lower carrying costs.

  Income taxes. The Company paid a $7,000 California franchise tax for the year ended December 31, 1996, and a $124,000 tax for the year ended December 31, 1995. There was no federal income tax paid as a result of the Company's NOL carryforward tax position. At December 31, 1996, the Company had unused NOLs aggregating approximately $33.8 million for federal income tax purposes and approximately $17.9 million for California franchise tax purposes available to offset taxable income in future tax years. The federal NOLs would expire, if not utilized, beginning in the taxable year 2009, and the California NOLs would expire, if not utilized, beginning in the taxable year 1999. These NOLs could become subject to certain limitations on utilization in the event of accumulations of shares of the Company's Common Stock by 5% or greater shareholders.

FINANCIAL CONDITION

  The Company's consolidated assets totaled $1.0 billion at December 31, 1997 compared to $882.5 million at December 31, 1996. The increase in consolidated assets of $127.3 million during the year ended December 31, 1997 was primarily the result of an increase in net loans receivable of $166.0 million, partially offset by net reductions in MBS and investment securities of $40.7 million. Loans originated and purchased including premiums increased $178.6 million to $337.1 million for the year ended December 31, 1997 compared to $158.5 million for the 1996 year. This increase was the result of loans originated of $146.0 million and loans purchased including premiums of $191.0 million in 1997, as compared to loans originated of $87.4 million and loans purchased including premiums of $71.1 million in 1996. Loan principal payments increased $42.0 million to $150.6 million for the year ended December 31, 1997 from $108.6 million for the 1996 year as a result of the larger loan portfolio. Transfers of loans to REO and reductions in GVA and the undisbursed portion of construction loans represented other changes during 1997 in net loans receivable. MBS decreased $27.6 million, net, primarily as a result of the refinancing of $3.7 million of San Bernardino County Bond owned by the Company to an off-balance sheet LOC, the repayment of four loans in the amount of $16.2 million from the San Bernardino County Bond owned by the Company, and the sale of $6.9 million of GNMA loans available for sale. REO declined by $1.0 million as a result of net sales of $10.0 million offset by net transfers from loans of $9.0 million. The increase in consolidated liabilities of $115.1 million for the year ended December 31, 1997 consisted primarily of an increase in other borrowed money of $60.0 million as a result of advances from the FHLB, and an increase in the deposit base of $53.8 million. The increase in stockholders' equity for the year ended December 31, 1997 of $12.1 million was primarily a result of net earnings of $10.4 million, and net changes in deferred compensation, minimum pension liability, unrealized gain on securities available for sale and additional paid-in capital amounting to $1.7 million.

  The Company's consolidated assets totaled $882.5 million at December 31, 1996 compared to $871.8 million at December 31, 1995. The increase in consolidated assets of $10.7 million during the year ended December 31, 1996 was primarily the result of an increase in net loans receivable of $46.6 million and an increase in cash and cash equivalents of $2.8 million, partially offset by net reductions in MBS, investment securities, REO and other assets of $38.2 million. Loans originated and purchased including premiums increased $44.1 million to $158.5 million for the year ended December 31, 1996 compared to $114.0 million for the 1995 year. This increase was primarily the result of loans purchased including premiums in 1996 of $71.1 million. Loan principal payments increased $16.7 million to $108.6 million for the year ended December 31, 1996 from $91.9 million for the 1995 year as a result of the larger loan portfolio. Transfers of loans to REO and reductions in GVA and the undisbursed portion of construction loans represented other changes during 1996 in net loans receivable. MBS decreased $8.6 million, net as a result of the sale and maturities of $7.9 million. REO declined by $18.8 million primarily as a result of net sales of $22.6 million offset by net transfers from loans of $10.6 million. The decrease in consolidated liabilities of $13.4 million for the year ended December 31, 1996 consisted primarily of a reduction in other borrowed money of $26.7 million, as a result of a $10.0 million repayment in FHLB advances and $16.7 million repayments in Notes Payable Revenue Bonds, partially replaced by an increase in the deposit base of $14.3 million. The increase in stockholders' equity for the year ended December 31, 1996 of $24.0 million was a result of an increase in additional paid-in capital of $24.1 million from the proceeds of a secondary stock offering, partially offset by a net loss of $357,000 and total net changes in deferred compensation, unrealized loss on securities available for sale and additional paid-in capital and treasury stock amounting to $328,000.

LIQUIDITY AND CAPITAL RESOURCES

  The Company's primary sources of funds are deposits, principal and interest payments on loans, advances from the FHLB and retained earnings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

  The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied at the direction of the OTS depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short-term borrowings. The required ratio is currently 4%. The Bank average liquidity ratios were 5.92%, and 7.43% for the periods ended December 31, 1997, and 1996, respectively. The Bank currently attempts to maintain a liquidity ratio as close to the minimum requirements as possible, since loan originations provide both higher interest rates and fee income than is available from liquidity investments.

  The Bank's cash flows are comprised of three primary classifications: cash flows from operating activities, investing activities and financing activities. Cash flows provided by operating activities were $14.0 million, $6.0 million and $74.1 million for the years ended December 31, 1997, 1996, and 1995, respectively. Net cash provided by (used in) investing activities consisted primarily of disbursements for loan originations and purchases, offset by net principal payments and reductions on loans, and proceeds from sales of real estate and mortgage-backed securities. Principal payments and reductions on loans were $156.6 million, $98.0 million and $66.2 million for the years ended December 31, 1997, 1996, and 1995, respectively. Disbursements on loans originated and purchased, excluding loans originated for sale, were $332.6 million, $158.5 million, and $103.7 million for the years ended December 31, 1997, 1996, and 1995, respectively. Proceeds from the sales of real estate and mortgage-backed securities were $16.9 million, $28.5 million and $63.1 million for the years ended December 31, 1997, 1996, and 1995, respectively. Net cash provided by (used in) financing activities consisted primarily of net activity in deposit accounts (including deposits acquired), FHLB advances and other borrowings, and proceeds from issuance of stock. The net increases (decreases) in total deposits were $53.8 million, $14.3 million and $(28.8) million for the years ended December 31, 1997, 1996, and 1995, respectively. The net increases (decreases) in FHLB advances and other borrowings were $60.0 million, $(19.1) million and $(52.2) million for the years ended December 31, 1997, 1996 and 1995, respectively. Proceeds from issuance of stock in 1996 were $24.1 million. Other cash flows are indicated on the "Consolidated Statement of Cash Flows" in the Financial Statements.

  The Bank's most liquid assets are cash and short term investments. The levels of these assets are dependent on the Bank's operating, investing and financing activities during any given period. At December 31, 1997 and 1996 cash and cash equivalents totaled $34.2 million and $33.7 million, respectively. These amounts were adequate to provide funding sources for loan originations. Whenever funds provided from loan repayments, loan sales and deposit inflows are insufficient to fund loan originations and deposit outflows, liquid assets are impacted.

  The Bank has other sources of liquidity if a need for additional funds arises including FHLB advances. At December 31, 1997 the Company had $60.0 million in advances outstanding from the FHLB. See "Business--Sources of Funds--Borrowings." Other sources of liquidity include investment securities maturing within one year.

  At December 31, 1997, the Company had net outstanding loan commitments of $3.8 million. The Company anticipates that it will have sufficient funds available to meet its current loan origination commitments.

YEAR 2000

  The Company is aware of potential risks which could be posed by the fact that certain computers and/or software programs may not recognize dates correctly beginning with January 1, 2000, the so called "Year 2000 problem." Many computer programs use two digit date fields; affected programs will assume that all year dates begin with "19," when in fact they should begin with "20," because such programs use two digit fields for year dates. As a result, some experts believe that critical systems could fail due to the fact that the wrong date is being read.

  To address this potential problem, in May 1997, the Company formed a Year 2000 Task Force (the "Y2K Committee") for the purposes of identifying potential Year 2000 problems, and addressing such problems in an orderly and timely manner. Members of the Y2K Committee include the Chief Operating Officer, Senior Vice-Presidents from all divisions of the Company, the Management Informations Systems Director and the Internal Auditor. Regular reports on the activities of the Y2K Committee are provided to the Board of Directors.

  The Y2K Committee established a process for identifying all potential Year 2000 issues. A complete inventory of all hardware and software utilized by the Company was completed in 1997, and all outside vendors providing support to the Company were asked to respond to a Year 2000 survey and to either certify that they were Year 2000 compliant, or to identify when they would be compliant.

  Because the Company relies on a third party vendor for its deposit, loan and general ledger data processing, extensive time has been spent to assure that the vendor is Year 2000 compliant. The vendor has represented to the Company that by the end of 1998, it will be fully Year 2000 compliant. Other vendors providing support to the Company have reported varying levels of Year 2000 compliance, ranging from full compliance to a few who will not be compliant and will not support their software applications in the future. Where Year 2000 compliance is asserted by a vendor, testing will be done by the Company to assure that compliance actually exists.

  To date, the Company has estimated that achieving substantial Year 2000 compliance will cost $1.0 million, of which approximately $900,000 will consist of replacing ATM, check-processing and branch telephone equipment which have been fully depreciated. Such new equipment will then be depreciated over appropriate periods of time. The remaining expense is for re-programming of certain in-house software applications, and the purchase of replacement software for certain in-house applications where the current vendor has stated that it will not continue to support the applications beyond the Year 2000. These estimates could change as hardware and applications are tested for compliance if further replacements are found to be necessary. In addition, some of these costs may be avoided if the acquisition of the Company by Golden State is consummated because certain systems will be replaced with those of Golden State.

  If the acquisition of the Company by Golden State is not consummated, the Company expects to complete all testing during 1998, and to be substantially Year 2000 compliant by mid-1999. Because the Company is primarily a single family residence and apartment lender, it does not anticipate that significant Year 2000 issues will be faced with its borrowers and customers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      REDFED BANCORP INC. AND SUBSIDIARIES

                       CONSOLIDATED FINANCIAL STATEMENTS

                        DECEMBER 31, 1997, 1996 AND 1995

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Independent Auditors' Report..............................................   53
Consolidated Statements of Financial Condition--December 31, 1997 and
 1996.....................................................................   54
Consolidated Statements of Operations--Years ended December 31, 1997, 1996
 and 1995.................................................................   55
Consolidated Statements of Stockholders' Equity--Years ended December 31,
 1997, 1996 and 1995......................................................   56
Consolidated Statements of Cash Flows--Years ended December 31, 1997, 1996
 and 1995.................................................................   57
Notes to Consolidated Financial Statements................................   59

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
RedFed Bancorp Inc.
Redlands, California:

  We have audited the accompanying consolidated statements of financial condition of Redfed Bancorp Inc. and subsidiaries (the Company) as of December 31, 1997 and 1996 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RedFed Bancorp Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                          KPMG Peat Marwick LLP

Orange County, California
January 28, 1998, except as to Note 19 to the consolidated financial statements, which is as of February 4, 1998.

                      REDFED BANCORP INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                              DECEMBER 31,
                                                          --------------------
                                                             1997       1996
                                                          ----------  --------
                         ASSETS
Cash and cash equivalents (note 2)......................  $   34,200  $ 33,746
Loans held for sale at lower of cost or market value
 (notes 5 and 18).......................................       4,051     4,843
Mortgage-backed securities available-for-sale at fair
 value (note 4).........................................      10,610    18,220
Investment securities held-to-maturity (estimated
 aggregate fair value of $21,466 and $34,369 at December
 31, 1997 and 1996, respectively) (note 3)..............      21,604    34,695
Mortgage-backed securities held-to-maturity (estimated
 aggregate fair value of $5,359 and $25,697 at December
 31, 1997 and 1996, respectively) (notes 4 , 6 and 12)..       5,365    25,327
Loans receivable, net (notes 5, 6, 11 and 12)...........     891,005   725,019
Accrued interest receivable (note 7)....................       5,962     4,953
Federal Home Loan Bank Stock, at cost (note 12).........       9,115     6,486
Real estate acquired through foreclosure, net (note 8)..       4,758     5,800
Real estate held for sale, net (note 8).................       1,372     1,372
Premises and equipment, net (note 9)....................      16,935    17,656
Prepaid expenses and other assets (note 13).............       4,513     4,123
Deferred income taxes (note 10).........................         264       264
                                                          ----------  --------
    Total assets........................................  $1,009,754  $882,504
                                                          ==========  ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities:
  Deposits (note 11)....................................  $  844,619  $790,803
  Other borrowed money (note 12)........................      64,418     4,418
  Accrued expenses and other liabilities (notes 6 and
   13)..................................................      16,043    14,598
  Deferred income.......................................         424       567
                                                          ----------  --------
    Total liabilities...................................     925,504   810,386
                                                          ----------  --------
Stockholders' equity (notes 13, 14 and 19):
  Preferred stock, $.01 par value. Authorized 3,000,000
   shares: zero issued at December 31, 1997 and 1996,
   respectively.........................................         --        --
  Common stock, $.01 par value. Authorized 15,000,000
   shares; issued 7,468,019 and 7,393,050 at December
   31, 1997 and 1996, respectively......................          75        74
  Additional paid-in capital............................      58,029    56,981
  Retained earnings, substantially restricted...........      28,646    18,213
  Deferred compensation.................................      (1,311)   (1,870)
  Minimum pension liability adjustments.................        (410)       --
  Treasury stock, 78,083 shares at December 31, 1997 and
   1996, respectively...................................        (802)     (802)
  Unrealized gains (losses) on securities available-for-
   sale.................................................          23      (478)
                                                          ----------  --------
    Total stockholders' equity..........................      84,250    72,118
Commitments and contingencies (notes 6, 12, 15 and 16)
                                                          ----------  --------
    Total liabilities and stockholders' equity..........  $1,009,754  $882,504
                                                          ==========  ========

          See accompanying notes to consolidated financial statements.

                      REDFED BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                   YEARS ENDED DECEMBER 31,
                                                 ------------------------------
                                                   1997      1996       1995
                                                 --------- ---------  ---------
Interest income:
  Loans receivable.............................  $  61,066 $  53,819  $  55,641
  Investment securities and deposits...........      3,403     3,748      3,431
  Mortgage-backed securities...................      2,039     3,932      5,152
                                                 --------- ---------  ---------
    Total interest income......................     66,508    61,499     64,224
                                                 --------- ---------  ---------
Interest expense:
  Deposits (note 11)...........................     35,438    31,979     34,958
  Other borrowed money.........................      1,293     1,059      3,408
                                                 --------- ---------  ---------
    Total interest expense.....................     36,731    33,038     38,366
                                                 --------- ---------  ---------
    Net interest income........................     29,777    28,461     25,858
  Provision for losses on loans (note 5).......      1,139     2,838      7,938
                                                 --------- ---------  ---------
    Net interest income after provision for
     losses on loans...........................     28,638    25,623     17,920
                                                 --------- ---------  ---------
Noninterest income:
  Letter of credit fees and other fee income...      6,612     5,822      6,212
  Gain on sale of loan servicing portfolio
   (note 18)...................................        --        803        --
  Gain (loss) on sale of loans, investments and
   mortgage-backed securities, net.............         13        (4)     1,383
  Curtailment gain on retirement plan (note
   13).........................................        --         --      3,390
  Other income.................................        421       346        213
                                                 --------- ---------  ---------
    Total noninterest income...................      7,046     6,967     11,198
                                                 --------- ---------  ---------
Noninterest expense:
  Compensation and benefits (note 13)..........     11,999    11,438     12,063
  Occupancy and equipment......................      7,122     7,038      6,831
  Marketing and professional services..........      1,427     1,532      1,634
  FDIC special assessment (note 14)............        --      5,421        --
  Federal deposit insurance premiums...........      1,448     2,388      2,401
  Acquisition expense..........................        397       --         --
  Other expense................................      1,592     1,410      1,356
                                                 --------- ---------  ---------
    Total general and administrative expense...     23,985    29,227     24,285
Real estate operations, net (note 8)...........      1,200     1,311     10,258
Provision for losses on letters of credit (note
 6)............................................        --      2,402      2,536
                                                 --------- ---------  ---------
    Total noninterest expense..................     25,185    32,940     37,079
                                                 --------- ---------  ---------
    Earnings (loss) before income taxes........     10,499      (350)    (7,961)
Income taxes (note 10).........................         66         7        124
                                                 --------- ---------  ---------
    Net earnings (loss)........................  $  10,433 $    (357) $  (8,085)
                                                 ========= =========  =========
Basic earnings (loss) per share (note 22)......  $    1.46 $   (0.07) $   (2.04)
                                                 ========= =========  =========
Basic weighted average shares outstanding......  7,141,275 5,146,331  3,955,461
                                                 ========= =========  =========
Diluted earnings (loss) per share (note 22)....  $    1.41 $   (0.07) $   (2.04)
                                                 ========= =========  =========
Diluted weighted average shares outstanding....  7,426,327 5,146,331  3,955,461
                                                 ========= =========  =========

          See accompanying notes to consolidated financial statements.

                      REDFED BANCORP INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (DOLLARS IN THOUSANDS)

                                                                                                     UNREALIZED
                                                                                                        GAINS
                                                        RETAINED                  MINIMUM            (LOSSES) ON
                                           ADDITIONAL   EARNINGS,                 PENSION            SECURITIES
                           NUMBER   COMMON  PAID-IN   SUBSTANTIALLY   DEFERRED   LIABILITY  TREASURY AVAILABLE-
                          OF SHARES STOCK   CAPITAL    RESTRICTED   COMPENSATION ADJUSTMENT  STOCK    FOR-SALE    TOTAL
                          --------- ------ ---------- ------------- ------------ ---------- -------- ----------- -------
Balance at December 31,
 1994...................  4,370,000  $ 44   $32,565      $26,655      $(2,988)     $ --      $ --       $(768)   $55,508
Net loss................        --    --        --        (8,085)         --         --        --         --      (8,085)
Deferred compensation
 amortized to expense...        --    --         43          --           558        --        --         --         601
Acquisition of treasury
 stock..................        --    --        --           --           --         --       (888)       --        (888)
Changes in unrealized
 gains on securities
 available-for-sale.....        --    --        --           --           --         --        --         942        942
                          ---------  ----   -------      -------      -------      -----     -----      -----    -------
Balance at December 31,
 1995...................  4,370,000    44    32,608       18,570       (2,430)       --       (888)       174     48,078
Net loss................        --    --        --          (357)         --         --        --         --        (357)
Proceeds from issuance
 of stock...............  2,990,000    30    24,039          --           --         --        --         --      24,069
Stock options exercised.     25,450   --        203          --           --         --        --         --         203
LTIP awarded............      7,600   --         68          --           --         --        --         --          68
Deferred compensation
 amortized to expense...        --    --         98          --           560        --        --         --         658
Sale of treasury stock..        --    --        (35)         --           --         --         86        --          51
Changes in unrealized
 losses on securities
 available-for-sale.....        --    --        --           --           --         --        --        (652)      (652)
                          ---------  ----   -------      -------      -------      -----     -----      -----    -------
Balance at December 31,
 1996...................  7,393,050    74    56,981       18,213       (1,870)       --       (802)      (478)    72,118
Net earnings............        --    --        --        10,433          --         --        --         --      10,433
Stock options exercised.     67,369     1       600          --           --         --        --         --         601
LTIP awarded............      7,600   --         95          --           --         --        --         --          95
Deferred compensation
 amortized to expense...        --    --        353          --           559        --        --         --         912
Minimum pension
 liability adjustment...        --    --        --           --           --        (410)      --         --        (410)
Changes in unrealized
 gains on securities
 available-for-sale.....        --    --        --           --           --         --        --         501        501
                          ---------  ----   -------      -------      -------      -----     -----      -----    -------
Balance at December 31,
 1997...................  7,468,019  $ 75   $58,029      $28,646      $(1,311)     $(410)    $(802)     $  23    $84,250
                          =========  ====   =======      =======      =======      =====     =====      =====    =======

          See accompanying notes to consolidated financial statements.

                      REDFED BANCORP INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

                                                  YEARS ENDED DECEMBER 31,
                                                ------------------------------
                                                  1997       1996      1995
                                                ---------  --------  ---------
Cash flows from operating activities:
  Net earnings (loss).......................... $  10,433  $   (357) $  (8,085)
  Adjustments to net loss:
   Loan fees collected.........................     1,086       540        615
   Depreciation and amortization...............     2,141     1,092       (454)
   Provisions for losses on:
     Loans.....................................     1,139     2,838      7,938
     Real estate...............................       --        --       8,336
     Letters of credit.........................       --      2,402      2,536
   Net loss (gain) on:
     Sales of loans............................       (13)       11       (680)
     Sales of real estate and premises and
      equipment................................        86      (370)       (12)
     Sale of loan servicing portfolio..........       --       (803)       --
   Gross (gain) on:
     Sales of investments......................       --        --        (317)
     Sales of mortgage-backed securities.......       --        (78)      (475)
   Gross loss on:
     Sales of investments......................       --          1        --
     Sales of mortgage-backed securities.......       --         70         89
   Federal Home Loan Bank stock dividends
    received...................................      (422)     (384)      (419)
   Proceeds from sale of loans.................     4,470       278     76,695
   Loans originated for sale...................    (4,450)      --     (10,320)
   Curtailment gain on retirement plan.........       --        --      (3,390)
   Increase (decrease) in:
     Accrued expenses and other liabilities....       793    (2,527)    (1,163)
     Deferred income...........................      (143)     (660)      (300)
   (Increase) decrease in:
     Accrued interest receivable...............    (1,009)       61       (424)
     Prepaid expenses and other assets.........      (149)    3,882      3,925
                                                ---------  --------  ---------
       Net cash provided by operating
        activities.............................    13,962     5,996     74,095
                                                ---------  --------  ---------
Cash flows from investing activities:
  Proceeds from maturities of investment
   securities held-to-maturity.................    24,999    39,600     30,534
  Purchases of investment securities held-to-
   maturity....................................   (11,881)  (32,595)   (33,265)
  Proceeds from sale of investment securities
   available-for-sale..........................       --        --         326
  Purchase of mortgage-backed securities
   available-for-sale..........................       --        --     (21,053)
  Proceeds from sales of mortgage-backed
   securities available-for-sale...............     6,854     5,865     38,721
  Proceeds from maturities of mortgage-backed
   securities available-for-sale...............     1,243     1,786        903
  Proceeds from maturities of mortgage-backed
   securities held-to-maturity.................    19,963       288     10,776
  Loans originated for investment..............  (141,586)  (87,375)  (102,076)
  Purchases of loans for investment............  (191,032)  (71,143)    (1,585)
  Proceeds from sale of loan servicing
   portfolio...................................       --        803        --
  Purchases of Federal Home Loan Bank stock....    (2,207)     (188)      (137)
  Sale of Federal Home Loan Bank stock.........       --      1,000      2,203
  Principal payments and reductions of loans,
   net.........................................   156,606    98,004     66,164
  Proceeds from sale of real estate............     9,997    22,627     24,367
  Proceeds from sale of premises and equipment.         4       189        287
  Purchases of real estate.....................       --        --        (104)
  Purchases of premises and equipment..........      (980)   (1,638)      (376)
                                                ---------  --------  ---------
       Net cash provided by (used in) investing
        activities.............................  (128,020)  (22,777)    15,685
                                                ---------  --------  ---------

                                                        (Continued on next page)

                      REDFED BANCORP INC. AND SUBSIDIARIES

                             (DOLLARS IN THOUSANDS)

                                                   YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                    1997      1996      1995
                                                  --------  --------  --------
Cash flows from financing activities:
  Deposits, net of withdrawals and interest
   credited...................................... $ 41,840  $ (3,210) $(28,806)
  Deposits acquired..............................   11,976    17,485       --
  Proceeds from Federal Home Loan Bank advances..   75,000    10,000    10,000
  Repayment of other borrowed money..............  (15,000)  (29,073)  (62,175)
  Proceeds from issuance of stock................      --     24,069       --
  Stock options exercised........................      601       203       --
  LTIP awarded...................................       95        68       --
  Purchase of treasury shares for deferred
   compensation plans............................      --        --       (888)
                                                  --------  --------  --------
    Net cash provided by (used in) financing
     activities..................................  114,512    19,542   (81,869)
                                                  --------  --------  --------
    Increase in cash and cash equivalents........      454     2,761     7,911
Cash and cash equivalents, beginning of year.....   33,746    30,985    23,074
                                                  --------  --------  --------
Cash and cash equivalents, end of year........... $ 34,200  $ 33,746  $ 30,985
                                                  ========  ========  ========
Supplemental information:
  Interest paid (including interest credited).... $ 36,011  $ 32,986  $ 28,816
  Transfers from loans receivable to real estate.    9,033    10,569    16,386
  Loans to facilitate the sale of real estate....      --      6,030     7,079
  Transfer from mortgage-backed securities held-
   to-maturity to mortgaged-backed securities
   available-for-sale............................      --        --     28,469
  Retained earnings adjustment for minimum
   liability of nonqualified benefit plans.......     (410)      --        --
  Real estate acquired subject to bond financing.      --        --     (5,830)
  Real estate sold subject to bond financing.....      --      7,642     2,762
  Bond financing subject to real estate
   acquisitions..................................      --        --      5,830
  Bond financing subject to real estate sales....      --     (7,642)   (2,762)
  Transfer from loans to mortgage-backed
   securities held-to-maturity...................      --     (5,950)      --
  Transfer from mortgage-backed securities to
   off-balance sheet letters of credit...........      --      5,950       --
  Taxes paid.....................................       66         7       124

        See accompanying notes to the consolidated financial statements.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  The following accounting policies, together with those disclosed elsewhere in the consolidated financial statements, represent the significant accounting policies used in presenting the accompanying consolidated financial statements.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

  The accompanying consolidated financial statements of RedFed Bancorp Inc. and subsidiaries (collectively, the Company) include Redlands Federal Bank, a federal savings bank (the Bank) and its wholly owned subsidiaries, Redlands Financial Services, Inc., RedFed Inc. and Redfed Escrow, Inc. RedFed Escrow, Inc. ceased operations in November 1995. RedFed Inc. includes the accounts of Redfed Insurance Services and INVEST Financial Corporation. All material intercompany balances and transactions are eliminated in consolidation. Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year's presentation.

  The consolidated financial statements have been prepared in conformity with generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the statement of financial condition, and revenues and expenses for the periods. Actual results could differ from those estimates.

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

INVESTMENT SECURITIES AND MORTGAGE-BACKED SECURITIES

  The Company classifies investment and mortgage-backed securities (MBSs) as held-to-maturity, trading securities, and/or available-for-sale securities. Held-to-maturity investments and MBSs are reported at amortized cost, trading securities are reported at fair value, with unrealized gains and losses included in operations, and available-for-sale securities are reported at fair value with unrealized gains and losses, net of related income taxes, included as a separate component of stockholders' equity.

  Investments and MBSs held-to-maturity are those securities that management has the positive intent and ability to hold to maturity.

  Investment and MBSs available-for-sale are those securities which are not held in the trading portfolio and are not held in the held-to-maturity portfolio.

  Realized gains and losses for securities classified as available-for-sale are included in earnings and are derived using the specific identification method for determining the cost of securities sold.

  No investments are held in the trading portfolio.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


LOANS RECEIVABLE

  Loans receivable are stated at unpaid principal balances less undisbursed portion of construction loans, unearned discounts, unamortized premiums, net deferred loan origination fees and allowances for loan losses. Discounts and premiums are amortized using the interest method over the remaining term to maturity.

  Uncollected interest on certain loans identified by management, loans contractually delinquent more than 90 days or loans on which a notice of default is filed is excluded from interest income and accrued interest receivable. When the accrual of interest is discontinued, unpaid interest credited to income in the current year is reversed. Accretion of premiums, discounts and deferred loan fees is discontinued when loans are placed on nonaccrual status. Income is subsequently recognized in the period the loan is reinstated and the obligation is brought current. Payments on nonaccrual loans are recorded as a reduction of principal or as interest income depending on management's assessment of ultimate collectibility of the loan principal.

  The Company has established a monitoring system for its loans and off-balance sheet letters of credit (LOCs) in order to identify impaired loans, potential problem loans and to permit periodic evaluation of the adequacy of allowances for losses in a timely manner. Total loans include the following portfolios: (i) residential one-to-four family loans, (ii) multifamily loans
(iii) commercial loans, (iv) construction and land loans, and (v) nonmortgage loans which includes consumer and small business commercial loans. In analyzing these loans and LOCs, the Company has established specific monitoring policies and procedures suitable for the relative risk profile and other characteristics of the loans within the various portfolios. The Company's residential one-to-four family, individual lot, spot construction, equity line of credit and nonmortgage loans, are considered to be relatively homogeneous and no single loan is individually significant in terms of its size or potential risk of loss. Therefore, the Company generally reviews its residential one-to-four family, individual lot, spot construction, equity line of credit and nonmortgage loans by analyzing their performance and the composition of their collateral for the portfolio as a whole. The frequency and type of review is dependent upon the inherent risk attributed to each loan. The frequency and intensity of the loan review is directly proportionate to the adversity of the loan grade. The Company evaluates the risk of loss and default for each loan and LOC subject to individual monitoring.

  All nonhomogeneous loans designated by the Company as "impaired" are placed on nonaccrual status or are designated as restructured loans. Only nonaccrual loans and restructured loans not performing in accordance with their restructured terms are included in nonperforming loans. Additionally, any loans which would be partially or completely classified as Doubtful or Loss would also be considered impaired.

  A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company measures impairment of a loan based on (i) the present value of expected future cash flows discounted at the loan's effective interest rate, (ii) the observable market price of the impaired loan or (iii) the fair value of the collateral of a collateral-dependent loan. If the measure of the impaired loan is less than the recorded investment in the loan, the Company recognizes an impairment by recording a valuation allowance with a corresponding charge to provision for losses on loans. Loans designated by the Company as "impaired" are placed on nonaccrual or designated as restructured loans.

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

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

LOAN ORIGINATION, COMMITMENT FEES AND RELATED COSTS

  Loan fees, premiums on purchased loans and certain direct loan origination costs are deferred, with the net fee or cost being amortized to interest income over the contractual life of the related loan using the interest method. When a loan is paid off, any unamortized net loan origination fees are recognized in interest income. Commitment fees and costs relating to commitments where the likelihood of exercise is remote are recognized over the commitment period on a straight-line basis. If the commitment is exercised during the commitment period, the remaining net unamortized commitment fees at the time of exercise are recognized over the life of the loan using the interest method.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

ALLOWANCES FOR LOSSES

  The allowance for losses on loans, real estate and LOCs is increased by provisions to operations and decreased by charge-offs (net of recoveries). Management's periodic evaluation of the adequacy of the allowance is based on the Company's past loan loss experience, known and inherent risks in the portfolio, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral, and current and prospective economic conditions.

  Management believes that allowances for losses are adequate. While management uses available information to recognize losses on loans, real estate and LOCs which are deemed to be probable and can be reasonably estimated, future additions to the allowances may be necessary based on changes in economic conditions. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowances for losses on loans, real estate and letters of credit. Such agencies may require the Company to recognize additions to the allowances based on their judgments of the information available to them at the time of their examination.

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

                ASSET                                             USEFUL LIFE
                -----                                             -----------
     Buildings and improvements................................. 10 to 40 years
     Leasehold and tenant improvements.......................... Life of lease
     Furniture, fixtures and equipment.......................... 5 to 20 years
     Automobiles................................................ 3 to 4 years

INCOME TAXES

  The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

EARNINGS (LOSS) PER SHARE

  The Company adopted, effective December 31, 1997, Statement of Accounting Standards No. 128, "Earnings Per Share" (SFAS 128). SFAS 128 simplifies the standards for computing and presenting earnings per share (EPS) as previously prescribed by Accounting Principles Board Opinion 15, "Earnings per Share." SFAS 128 replaces primary EPS with basic EPS and fully diluted EPS with diluted EPS. Basic EPS excludes dilution and is computed by dividing income available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted from issuance of common stock that then shared in earnings.

EMPLOYEE STOCK OWNERSHIP PLAN

  The Company accounts for the original issuance of the Employee Stock Ownership Plan (ESOP) as a component of equity recorded in a contra-equity account. When the issuance occurs, compensation expense is recognized for shares committed to be released to directly compensate employees equal to the fair value of the shares committed. This results in fluctuations in compensation expense as a result of changes in the fair value of the Company's common stock; however, any such compensation expense fluctuations result in an offsetting adjustment to additional paid-in capital.

STOCK OPTION PLAN

  Prior to January 1, 1996, the Company accounted for its stock option plan in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 also allows entities to continue to apply the provisions of APB Opinion No. 25 and provide pro forma net earnings (loss) and pro forma earnings (loss) per share disclosures for employee stock option grants made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied. The Company has elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


CURRENT ACCOUNTING PRONOUNCEMENTS

  In June 1997, the FASB issued SFAS No. 130 (SFAS 130), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management believes that the adoption of SFAS 130 will not have a material impact on the Company's disclosures.

  In June 1997, the FASB also issued SFAS No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years should be restated. This Statement need not be applied to interim financial statements in the year of application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application. Early application is encouraged. Management believes that the adoption of SFAS 131 will not have a material impact on the Company's disclosures.

(2) CASH AND CASH EQUIVALENTS

  Cash and cash equivalents are summarized as follows:

                                                                   DECEMBER 31
                                                                 ---------------
                                                                  1997    1996
                                                                 ------- -------
   Cash on hand and in banks.................................... $18,464 $16,581
   Federal funds sold...........................................  15,736  17,165
                                                                 ------- -------
                                                                 $34,200 $33,746
                                                                 ======= =======

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(3) INVESTMENT SECURITIES

  The amortized cost and estimated fair values of investment securities are summarized as follows:

                                                   DECEMBER 31, 1997
                                       -----------------------------------------
                                                   GROSS      GROSS    ESTIMATED
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
                                         COST      GAINS      LOSSES     VALUE
                                       --------- ---------- ---------- ---------
   Held-to-maturity:
     U.S. Government securities.......  $   500     $--       $ --      $   500
     Floating agency notes............   13,501      --        (144)     13,357
     Step up notes....................    1,195       8         --        1,203
     Callable notes...................    6,408       6          (8)      6,406
                                        -------     ---       -----     -------
                                        $21,604     $14       $(152)    $21,466
                                        =======     ===       =====     =======
                                                   DECEMBER 31, 1996
                                       -----------------------------------------
                                                   GROSS      GROSS    ESTIMATED
                                       AMORTIZED UNREALIZED UNREALIZED   FAIR
                                         COST      GAINS      LOSSES     VALUE
                                       --------- ---------- ---------- ---------
   Held-to-maturity:
     U.S. Government securities.......  $   499     $ 1       $ --      $   500
     Floating agency notes............   13,514      --        (310)     13,204
     Step up notes....................    8,184      26         --        8,210
     Callable notes...................   12,498      14         (57)     12,455
                                        -------     ---       -----     -------
                                        $34,695     $41       $(367)    $34,369
                                        =======     ===       =====     =======

  Floating agency notes are issued by Government Sponsored Enterprises (GSE) and have interest rates that adjust quarterly based on the Constant Maturity Treasury Index (CMT). Certain of these notes have call provisions at the option of the issuer whereby the issuer may redeem the notes at the repricing date. Certain notes have interest rate floors.

  Step up agency notes are issued by GSEs and have an interest rate that adjusts based on a semiannual or annual predetermined interest rate "step up" schedule. The notes are callable prior to the contractual maturity date of the note at the option of the issuer.

  Callable agency notes are issued by GSEs and are callable prior to the contractual maturity date of the note at the option of the issuer. The notes are generally issued at a premium compared to noncancelable instruments with similar maturities.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The remaining contractual principal maturities for the investment securities held-to-maturity as of December 31, 1997 are as follows:

                                                            MATURING   MATURING
                                                   MATURING   AFTER     AFTER
                                                    WITHIN  1 YEAR TO 5 YEARS TO
                                            TOTAL   1 YEAR   5 YEARS   10 YEARS
                                           ------- -------- --------- ----------
   U.S. Government securities............. $   500  $  500   $   --     $  --
   Floating agency notes..................  13,501   8,001     5,500       --
   Step up notes..........................   1,195     --        --      1,195
   Callable notes.........................   6,408     --      6,408       --
                                           -------  ------   -------    ------
                                           $21,604  $8,501   $11,908    $1,195
                                           =======  ======   =======    ======

(4) MORTGAGE-BACKED SECURITIES

  The amortized cost and estimated fair values of mortgage-backed securities are summarized as follows:

                                                 DECEMBER 31, 1997
                                     -----------------------------------------
                                                 GROSS      GROSS    ESTIMATED
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                       COST      GAINS      LOSSES     VALUE
                                     --------- ---------- ---------- ---------
   Held-to-maturity--San Bernardino
    County bond.....................  $ 5,365     $ --      $  (6)    $ 5,359
                                      =======     ====      =====     =======
   Available-for-sale:
     GNMA certificates..............  $ 8,894     $ 19      $ --      $ 8,913
     FHLMC certificates.............    1,693        4        --        1,697
                                      -------     ----      -----     -------
                                      $10,587     $ 23      $ --      $10,610
                                      =======     ====      =====     =======
                                                 DECEMBER 31, 1996
                                     -----------------------------------------
                                                 GROSS      GROSS    ESTIMATED
                                     AMORTIZED UNREALIZED UNREALIZED   FAIR
                                       COST      GAINS      LOSSES     VALUE
                                     --------- ---------- ---------- ---------
   Held-to-maturity--San Bernardino
    County bond.....................  $25,327     $370      $ --      $25,697
                                      =======     ====      =====     =======
   Available-for-sale:
     GNMA certificates..............  $16,825     $ --      $(469)    $16,356
     FHLMC certificates.............    1,873       --         (9)      1,864
                                      -------     ----      -----     -------
                                      $18,698     $ --      $(478)    $18,220
                                      =======     ====      =====     =======

  The mortgage-backed securities included above have contractual terms to maturity, but require periodic payments to reduce principal. In addition, expected maturities will differ from contractual maturities because borrowers have the right to prepay the underlying mortgages. The San Bernardino County bond matures in 1998.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(5) LOANS RECEIVABLE

  Loans receivable are summarized as follows:

                                                               DECEMBER 31
                                                            ------------------
                                                              1997      1996
                                                            --------  --------
     Mortgage loans:
       One-to-four family residential...................... $578,980  $425,970
       Multifamily residential.............................  161,645   170,543
       Commercial real estate..............................   69,416    75,235
       Construction and land...............................   70,529    57,305
                                                            --------  --------
         Principal balance of mortgage loans...............  880,570   729,053
       Consumer and other loans............................   42,888    25,804
                                                            --------  --------
                                                             923,458   754,857
     Less:
       Undisbursed portion of construction loans...........  (20,198)  (12,390)
       Unearned discounts, premiums and net deferred loan
        origination fees...................................     (468)   (2,471)
       Allowance for losses on loans.......................   (7,736)  (10,134)
                                                            --------  --------
                                                             895,056   729,862
       Less loans held-for-sale, one-to-four family
        residential........................................   (4,051)   (4,843)
                                                            --------  --------
                                                            $891,005  $725,019
                                                            ========  ========

  At December 31, 1997, 1996 and 1995, the Company was servicing loans, LOCs and participations in loans owned by others of $126,602, $138,563 and $251,328, respectively. These loans are not included in the accompanying consolidated statements of financial condition.

  The weighted average annualized portfolio yield on loans receivable was 7.55% and 7.44% at December 31, 1997 and 1996, respectively.

  Loans receivable from executive officers and directors of the Company were as follows:

                                                                  YEAR ENDED
                                                                  DECEMBER 31
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
     Beginning balance.......................................... $1,095  $1,274
       Additions................................................    433     --
       Repayments...............................................   (251)   (179)
                                                                 ------  ------
         Ending balance......................................... $1,277  $1,095
                                                                 ======  ======

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  Activity in the allowance for losses on loans is summarized as follows:

                                                     YEAR ENDED DECEMBER 31
                                                    --------------------------
                                                     1997     1996      1995
                                                    -------  -------  --------
     Balance, beginning of year.................... $10,134  $14,745  $ 18,874
       Provisions..................................   1,139    2,838     7,938
       Charge-offs.................................  (4,045)  (7,889)  (12,577)
       Recoveries..................................     508      440       510
                                                    -------  -------  --------
         Balance, end of year...................... $ 7,736  $10,134  $ 14,745
                                                    =======  =======  ========

  The following table provides information with respect to the Company's nonaccrual loans and troubled debt restructured (TDR) loans:

                                                              DECEMBER 31
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
     Nonaccrual loans.................................. $ 7,675 $13,298 $17,604
     TDR loans.........................................   4,629  12,001   6,888
                                                        ------- ------- -------
         Total nonaccrual and TDR loans................ $12,304 $25,299 $24,492
                                                        ======= ======= =======

  The effect of nonaccrual and TDR loans on interest income for the years ended December 31, 1997, 1996 and 1995 is presented below:

                                                        1997    1996     1995
                                                       ------  -------  -------
     Contractual interest due......................... $1,027  $ 2,124  $ 2,366
     Interest recognized..............................   (954)  (1,521)  (1,757)
                                                       ------  -------  -------
     Net interest foregone............................ $   73  $   603  $   609
                                                       ======  =======  =======

  The following table identifies the Company's total recorded investment in impaired loans, net of specific allowances, by type at December 31:

                                                                  1997   1996
                                                                 ------ -------
     Nonaccrual loans:
       Multifamily.............................................. $  942 $   764
       Tract construction and land..............................    --      586
       TDR loans................................................  4,629  12,001
     Other impaired loans--multifamily..........................  1,507   3,386
                                                                 ------ -------
                                                                 $7,078 $16,737
                                                                 ====== =======

  The related impairment valuation allowance at December 31, 1997 and 1996 was zero and $822, respectively, which is included as part of the allowance for losses on loans in the accompanying consolidated statement of financial condition. The provision for losses and any related recoveries are recorded as part of the provision for losses on loans in the accompanying statement of operations. During the years ended December 31, 1997, 1996 and 1995, the Company's average investment in impaired loans was $885, $881 and $1,131, and interest income recorded during this period was $476, $1,166 and $1,510, of which $476, $1,166 and $1,510 was recorded utilizing the cash basis method of accounting described above, respectively.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(6) LETTERS OF CREDIT--TAX-EXEMPT BOND

  The Company has extended letters of credit for the account of owners of projects financed by tax-exempt bonds. The Company guaranteed principal and interest payments in the approximate amounts of $108,804 and $105,967 as of December 31, 1997 and 1996, respectively. The letters of credit are collateralized with FHLMC securities, GNMA participation certificates and Federal Home Loan Bank of San Francisco (FHLB) letters of credit which are collateralized by pledged mortgage loans. The required value of collateral at December 31, 1997 and 1996 amounted to approximately $124,177 and $124,800, respectively. The collateral book value amounted to approximately $141,721 and $126,994 as of December 31, 1997 and 1996, respectively.

  Activity in the allowance for losses on off-balance sheet LOCs, included in other liabilities in the statements of financial condition, is as follows:

                                                       YEAR ENDED DECEMBER 31
                                                       -----------------------
                                                        1997   1996     1995
                                                       ------ -------  -------
     Balance, beginning of year....................... $7,624 $ 7,447  $ 6,908
       Provisions.....................................    --    2,402    2,536
       Charge-offs....................................    --   (2,225)  (1,997)
                                                       ------ -------  -------
         Balance, end of year......................... $7,624 $ 7,624  $ 7,447
                                                       ====== =======  =======

  The project owners have pledged the financed projects against the Company's LOCs. Should the project owners default on reimbursement agreement payments, the Company could foreclose on the project. If the Company were to default on a letter of credit draw, the bond Trustee would then liquidate the collateral pledged by the Company.

  As of December 31, 1997 and 1996, the Company holds in trust a portion of the proceeds, approximately $360 from one of the aforementioned tax exempt bond projects. These are funds that were withheld from the original fundings until specified conditions are met. The interest earned on the investments is remitted to the project owners on a quarterly basis as specified by the bond agreements.

(7) ACCRUED INTEREST RECEIVABLE

  Accrued interest receivable is summarized as follows:

                                                                   DECEMBER 31
                                                                  -------------
                                                                   1997   1996
                                                                  ------ ------
     Loans receivable............................................ $5,629 $4,233
     Investment securities.......................................    217    415
     Mortgage-backed securities..................................    116    305
                                                                  ------ ------
                                                                  $5,962 $4,953
                                                                  ====== ======

                      REDFED BANCORP INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(8) REAL ESTATE

  Real estate acquired through foreclosure is summarized as follows:

                                                                 DECEMBER 31
                                                                ---------------
                                                                 1997    1996
                                                                ------  -------
     Properties:
       Acquired in settlement of loans......................... $5,481  $ 7,186
       Less allowance for losses...............................   (723)  (1,386)
                                                                ------  -------
                                                                $4,758  $ 5,800
                                                                ======  =======

  Real estate held for sale is summarized as follows:

                                                                  DECEMBER 31
                                                                 --------------
                                                                  1997    1996
                                                                 ------  ------
     Real estate held for sale.................................. $1,626  $1,626
     Less allowance for losses..................................   (254)   (254)
                                                                 ------  ------
                                                                 $1,372  $1,372
                                                                 ======  ======

  Activity in the allowance for losses on real estate is summarized as follows:

                                                       YEAR ENDED DECEMBER 31
                                                       ------------------------
                                                        1997    1996     1995
                                                       ------  -------  -------
     Balance, beginning of year....................... $1,640  $ 9,496  $ 4,378
       Provisions.....................................    --       --     8,336
       Charge-offs....................................   (663)  (7,856)  (3,218)
                                                       ------  -------  -------
         Balance, end of year......................... $  977  $ 1,640  $ 9,496
                                                       ======  =======  =======
     Allowance for losses on:
       Real estate acquired through foreclosure....... $  723  $ 1,386  $ 7,601
       Real estate held for sale or investment........    254      254    1,895
                                                       ------  -------  -------
                                                       $  977  $ 1,640  $ 9,496
                                                       ======  =======  =======

  Real estate operations are summarized as follows:

                                                         YEAR ENDED DECEMBER
                                                                 31
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------  ------  -------
     Loss on real estate operations, net............... $1,202  $1,657  $ 1,997
     (Gain) on sale of real estate, net................     (2)   (346)     (75)
     Provision for loss on real estate.................    --      --     8,336
                                                        ------  ------  -------
                                                        $1,200  $1,311  $10,258
                                                        ======  ======  =======

                      REDFED BANCORP INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(9) PREMISES AND EQUIPMENT

  Premises and equipment are summarized as follows:

                                                                  DECEMBER 31
                                                                ---------------
                                                                 1997    1996
                                                                ------- -------
     Land...................................................... $ 3,238 $ 3,238
     Buildings and leasehold improvements......................  17,977  17,855
     Furniture, fixtures and equipment.........................  12,738  13,417
                                                                ------- -------
                                                                 33,953  34,510
     Less accumulated depreciation and amortization............  17,018  16,854
                                                                ------- -------
                                                                $16,935 $17,656
                                                                ======= =======

(10) INCOME TAXES

  Income taxes is comprised of the following:

                                                       YEAR ENDED DECEMBER 31
                                                       ------------------------
                                                        1997     1996    1995
                                                       -------  ------  -------
     Current:
       Federal........................................ $    50  $  --   $   120
       State..........................................      16       7        4
                                                       -------  ------  -------
         Current income taxes.........................      66       7      124
                                                       -------  ------  -------
     Deferred:
       Federal........................................   1,196    (852)  (3,759)
       State..........................................     951   1,184     (157)
                                                       -------  ------  -------
                                                         2,147     332   (3,916)
         Change in valuation allowance................  (2,147)   (332)   3,916
                                                       -------  ------  -------
         Income taxes................................. $    66  $    7  $   124
                                                       =======  ======  =======

  The Company's effective income taxes differs from the amount determined by applying the statutory federal rate to earnings (loss) before income taxes as follows:

                                                        YEAR ENDED DECEMBER
                                                                31
                                                       -----------------------
                                                        1997    1996    1995
                                                       -------  -----  -------
     Income taxes at federal tax rate................. $ 3,675  $(119) $(2,706)
     Tax-exempt income................................    (119)  (406)    (632)
     California franchise tax, net of federal income
      tax benefit.....................................     629    (26)    (504)
     Change in valuation allowance....................  (2,147)  (332)   3,916
     Change in deferred tax asset fully offset by
      valuation allowance.............................  (1,564)   --       --
     Loss of California net operating loss............     --     957      --
     Other............................................    (408)   (67)      50
                                                       -------  -----  -------
                                                       $    66  $   7  $   124
                                                       =======  =====  =======

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The tax effects of temporary differences that give rise to significant portions of the net deferred income tax asset and deferred income tax benefit are presented below:

                                        DEFERRED                  DEFERRED
                         DECEMBER 31, INCOME TAXES DECEMBER 31, INCOME TAXES DECEMBER 31,
                             1997      (BENEFIT)       1996      (BENEFIT)       1995
                         ------------ ------------ ------------ ------------ ------------
Deferred tax assets:
  Allowance for losses
   on loans and real
   estate...............   $  7,490     $(2,878)     $  4,612     $  9,519     $ 14,131
  Core deposit
   intangible...........        --           82            82          (82)         --
  Pension and deferred
   compensation.........        305        (595)         (290)       1,397        1,107
  Mark to market........          8        (171)         (163)         221           58
  Net operating loss
   carryforward.........      8,737       4,809        13,546      (10,750)       2,796
  Other.................        661        (139)          522           70          592
                           --------     -------      --------     --------     --------
                             17,201       1,108        18,309          375       18,684
  Valuation allowance...    (12,492)     (2,147)      (14,639)        (332)     (14,971)
                           --------     -------      --------     --------     --------
                              4,709      (1,039)        3,670           43        3,713
                           --------     -------      --------     --------     --------
Deferred tax
 liabilities:
  Premises and
   equipment............      2,123         930         1,193          209          984
  FHLB stock............      1,491         205         1,286          181        1,105
  Accrued interest and
   other................        (23)         85          (108)          92         (200)
  California franchise
   tax..................        854        (181)        1,035         (525)       1,560
                           --------     -------      --------     --------     --------
                              4,445       1,039         3,406          (43)       3,449
                           --------     -------      --------     --------     --------
    Net deferred tax
     asset..............   $    264     $   --       $    264     $    --      $    264
                           ========     =======      ========     ========     ========

  On August 20, 1996, the President signed the Small Business Job Protection Act (the "Act") into law. The Act repealed the reserve method of accounting for bad debts for savings institutions, effective for taxable years beginning after 1995. The Company, therefore, is required to use the specific charge-off method on its 1996 and subsequent Federal income tax returns. Prior to 1996, savings institutions that met certain definitional tests and other conditions prescribed by the Internal Revenue Code were allowed to deduct, within limitations, a bad debt deduction based upon a percentage of income. The deduction percentage was 8% for the year ended December 31, 1995. Alternatively, a qualified savings institution could compute its bad debt deduction based upon actual loan loss experience (the Experience Method). The Company computed its bad debt deduction utilizing the Experience Method in 1995.

  In determining the possible future realization of deferred tax assets, future taxable income from the following sources are taken into account: (i) the reversal of taxable temporary differences, (ii) future operations exclusive of reversing temporary differences and (iii) tax planning strategies that, if necessary, would be implemented to accelerate taxable income into years in which net operating losses might otherwise expire. As of December 31, 1997 and 1996, the valuation allowance against deferred tax assets amounted to $12,492 and $14,639. Deferred tax assets as of December 31, 1997 and 1996 have been recognized to the extent of the expected reversal of taxable temporary differences and the amount of federal income tax paid in the carryback period which would be recoverable through the carryback of net operating losses.

  Based on the Company's current and historical pretax earnings, adjusted for significant items, management believes it is more likely than not that the Company began to realize the benefit of the existing net deferred tax

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

asset after December 31, 1996. Management believes the existing net deductible temporary differences will reverse during periods in which the Company generates net taxable income; however, there can be no assurance that the Company will generate any earnings or any specific level of continuing earnings in future years. Certain tax planning or other strategies could be implemented, if necessary, to supplement income from operations to fully realize recorded tax benefits.

  At December 31, 1997, the Company had net operating loss carryforwards
(NOLs) aggregating approximately $22,721 for federal income tax purposes and approximately $8,957 for California franchise tax purposes available to offset taxable income in future tax years. The federal NOLs would expire, if not utilized, in taxable years beginning 2009 and the California NOLs would begin to expire in 1999.

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

(11) DEPOSITS

  Deposits as defined by regulation and their respective weighted average interest rates are summarized as follows:

                                                        DECEMBER 31
                                        -------------------------------------------
                                                1997                  1996
                                        --------------------- ---------------------
                          INTEREST RATE   WEIGHTED              WEIGHTED
                              RANGE     AVERAGE RATE  AMOUNT  AVERAGE RATE  AMOUNT
                          ------------- ------------ -------- ------------ --------
Savings deposits........    2.00-4.97%      3.16%    $190,711     3.00%    $169,730
Money market deposits...    2.45-2.55       2.58        7,891     2.44        9,480
Interest bearing
 checking (NOW)
 deposits...............    1.05-1.30       1.16       82,590     1.06       83,212
Non-interest bearing
 deposits...............          --          --       27,338       --       19,991
Certificates of deposit.    2.66-6.70       5.49      536,089     5.32      508,390
                                                     --------              --------
                                            4.48     $844,619     4.20     $790,803
                                                     ========              ========

  At December 31, 1997 and 1996, deposits with balances greater than $100 totaled $88,285 and $70,039, respectively.

  Certificates of deposit at December 31, 1997 mature as follows:

     Immediately withdrawable......................................... $    974
     Less than one year...............................................  394,578
     One to two years.................................................  111,140
     Two to three years...............................................   22,850
     Three to four years..............................................    2,314
     Four to five years...............................................    1,613
     More than five years.............................................    2,620
                                                                       --------
                                                                       $536,089
                                                                       ========

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  At December 31, 1997 and 1996, $1,355 and $1,263, respectively, of public funds were on deposit. Of those amounts $659 and $875 were secured by an FHLB letter of credit of $2,000, which is in turn secured by loans receivable in the amount of $2,353.

  Interest expense on deposits is summarized as follows:

                                                        YEAR ENDED DECEMBER 31
                                                        -----------------------
                                                         1997    1996    1995
                                                        ------- ------- -------
     Savings deposits.................................. $ 5,610 $ 5,003 $ 4,002
     Money market deposits.............................     225     246     305
     Interest-bearing checking (NOW) deposits..........     971     882   1,000
     Certificates of deposit...........................  28,632  25,848  29,651
                                                        ------- ------- -------
                                                        $35,438 $31,979 $34,958
                                                        ======= ======= =======

(12) OTHER BORROWED MONEY

  Other borrowed money consisted of the following:

                                                                  DECEMBER 31
                                                                 --------------
                                                                  1997    1996
                                                                 ------- ------
     Notes payable:
       FHLB advances............................................ $60,000 $  --
       Note Payable Revenue Bond................................     708    708
       Loma Linda Housing Revenue Bonds.........................   3,710  3,710
                                                                 ------- ------
                                                                 $64,418 $4,418
                                                                 ======= ======

  The FHLB advances at December 31, 1997 are tied to indexes including the 6-month London Interbank Offered Rates (LIBOR), the Guaranteed Spread Program 2
(GSP2) and the 1-year CMT and are summarized as follows:

                                  INTEREST ADJUSTMENT     MATURITY      ORIGINAL
       INDEX                        RATE     PERIOD         DATE         AMOUNT
       -----                      -------- ----------     --------      --------
     6-mo. LIBOR.................   5.94%   6 months  June 24, 2002     $10,000
     GSP2-LIBOR..................   5.65    6 months  July 23, 1999      10,000
     GSP2-LIBOR..................   5.62    6 months  July 23, 1999      10,000
     1-yr. CMT...................   6.11   12 months  November 14, 2002  30,000
                                                                        -------
                                                                        $60,000
                                                                        =======

  As of December 31, 1997 and 1996, the Company had an available line of credit from the FHLB in the approximate amount of $250,324 and $218,131, respectively which supports the Company's FHLB advances and letters of credit on tax exempt bonds and public funds. The remaining unused balance of the FHLB line of credit was $68,029 and $100,383 at December 31, 1997 and 1996, respectively. This line is secured by the pledge of certain loans receivable aggregating $307,210 and $241,977 and the Company's required investment in $100 par value capital stock of the FHLB totaling, at cost, $9,115 and $6,486 at December 31, 1997 and 1996, respectively.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The note payable revenue bond is the result of the Company assuming $708 of the City of Hemet Housing Revenue Bond Series 1988, which was restructured during 1996. The revenue bond bears a variable interest rate which resets weekly. The interest rate of the bond as of December 31, 1997 was 3.50%.

  The note payable related to the Loma Linda Housing Revenue Bonds bears an interest rate of 7.38%. The interest is payable every June 1 and December 1. The note is collateralized with FHLMC securities. The book value of the FHLMC securities at December 31, 1997 and 1996 amounted to $7,197 and $7,364, respectively. The Company may not prepay the Loma Linda Housing Revenue Bonds prior to June 1, 1999. Beginning June 1, 1999 and thereafter, the Company may prepay the bonds, in whole or in part, without regard to prepayment by the developer, on the following dates upon payment of a redemption premium (expressed as percentages of the principal amount prepaid) set forth in the following table, together with interest payable on the amount prepaid to the date fixed for redemption:

                                                                      PREPAYMENT
     PREPAYMENT DATES                                                  PREMIUM
     ----------------                                                 ----------
     June 1, 1999 through May 31, 2000...............................      1%
     June 1, 2000 and thereafter.....................................    --

  A summary of contractual maturities on other borrowed money is as follows:

                                                        DECEMBER 31,
           YEAR                                             1997
           ----                                         ------------
        1998...........................................   $   475
        1999...........................................    20,233
        2000 and thereafter............................    43,710
                                                          -------
                                                          $64,418
                                                          =======

(13) EMPLOYEE BENEFIT PLANS

  The Company maintains a defined benefit retirement plan (retirement plan) covering substantially all of its employees. The benefits are based on each employee's years of service and final average earnings. An employee becomes fully vested upon completion of five years of qualifying service. The Company's Board of Directors approves the amount to be funded annually which may range from the minimum to the maximum amount that can be deducted by the Company for federal income tax purposes. The Company also has an unfunded supplemental retirement plan for selected employees and unfunded retirement plan for outside directors. All plans were frozen effective June 30, 1995. The Board of Directors in December 1996 voted to terminate the retirement plan in accordance with its terms and with applicable Federal laws.

  In November 1997 a definitive agreement by Golden State to acquire the Company resulted in the January 1998 distribution to all participants of a notice of cancellation of termination for the retirement plan, and the withdrawal of termination applications previously submitted to the Pension Benefit Guaranty Corporation (PBGC) and the Internal Revenue Service (IRS).

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The following table sets forth the plans' funded status and amounts recognized in the Company's consolidated statements of financial condition at December 31, 1997 and 1996:

                                                           1997
                                              --------------------------------
                                                                     OUTSIDE
                                                       SUPPLEMENTAL DIRECTORS'
                                              PENSION   RETIREMENT  RETIREMENT
                                               PLAN        PLAN        PLAN
                                              -------  ------------ ----------
Actuarial present value of benefit
 obligation--accumulated benefit obligation.. $12,093     $1,316      $ 448
                                              =======     ======      =====
Vested benefit obligation.................... $12,007     $1,316      $ 406
                                              =======     ======      =====
Projected benefit obligation for service
 rendered to date............................ $12,093     $1,316      $ 448
Plan assets at fair value....................  18,501        --         --
                                              -------     ------      -----
Projected benefit obligation in excess of
 (less than) plan assets.....................  (6,408)     1,316        448
Unrecognized net gain (loss) from past
 experience different from that assumed and
 effects of changes in assumptions...........   3,539       (438)       (36)
Unrecognized net obligation at April 1, 1987
 being recognized over twelve years..........     --         (42)       --
Unrecognized prior service cost..............     --         --        (175)
Additional liability resulting from minimum
 liability provisions........................     --         480        211
                                              -------     ------      -----
  Accrued (prepaid) retirement and
   supplemental costs included in the
   accompanying financial statements......... $(2,869)    $1,316      $ 448
                                              =======     ======      =====

                                                           1996
                                              --------------------------------
                                                                     OUTSIDE
                                                       SUPPLEMENTAL DIRECTORS'
                                              PENSION   RETIREMENT  RETIREMENT
                                               PLAN        PLAN        PLAN
                                              -------  ------------ ----------
Actuarial present value of benefit
 obligation--accumulated benefit obligation.. $11,548     $1,275      $ 376
                                              =======     ======      =====
Vested benefit obligation.................... $11,364     $1,275      $ 336
                                              =======     ======      =====
Projected benefit obligation for service
 rendered to date............................ $11,548     $1,275      $ 376
Plan assets at fair value....................  18,544        --         --
                                              -------     ------      -----
Projected benefit obligation in excess of
 (less than) plan assets.....................  (6,996)     1,275        376
Unrecognized net gain (loss) from past
 experience different from that assumed and
 effects of changes in assumptions...........   4,785       (408)        (3)
Unrecognized net obligation at April 1, 1987
 being recognized over twelve years..........     --         (52)       --
Unrecognized prior service cost..............     --         --        (189)
Additional liability resulting from minimum
 liability provisions........................     --         460        192
                                              -------     ------      -----
  Accrued (prepaid) retirement and
   supplemental costs included in the
   accompanying financial statements......... $(2,211)    $1,275      $ 376
                                              =======     ======      =====

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  Net periodic pension cost for the Pension, Supplemental Retirement and Outside Directors' Retirement plans for 1997, 1996 and 1995 includes the following components:

                                                             1997
                                                --------------------------------
                                                                       OUTSIDE
                                                         SUPPLEMENTAL DIRECTORS'
                                                PENSION   RETIREMENT  RETIREMENT
                                                 PLAN        PLAN        PLAN
                                                -------  ------------ ----------
Service cost--benefits earned during the
 period.......................................  $   130     $ --         $30
Interest cost on projected benefit obligation.      881        92         28
Return on plan assets.........................   (1,753)      --          --
Net amortization and deferral.................       84        27         14
                                                -------     -----        ---
  Net periodic pension (income) cost..........  $  (658)    $ 119        $72
                                                =======     =====        ===

                                                             1996
                                                --------------------------------
                                                                       OUTSIDE
                                                         SUPPLEMENTAL DIRECTORS'
                                                PENSION   RETIREMENT  RETIREMENT
                                                 PLAN        PLAN        PLAN
                                                -------  ------------ ----------
Service cost--benefits earned during the
 period.......................................  $   --      $ --         $28
Interest cost on projected benefit obligation.      846        93         25
Return on plan assets.........................   (3,000)      --          --
Net amortization and deferral.................    1,557        29         14
                                                -------     -----        ---
  Net periodic pension (income) cost..........  $  (597)    $ 122        $67
                                                =======     =====        ===

                                                             1995
                                                --------------------------------
                                                                       OUTSIDE
                                                         SUPPLEMENTAL DIRECTORS'
                                                PENSION   RETIREMENT  RETIREMENT
                                                 PLAN        PLAN        PLAN
                                                -------  ------------ ----------
Service cost--benefits earned during the
 period.......................................  $   431     $ --         $20
Interest cost on projected benefit obligation.      978        92         24
Return on plan assets.........................   (3,236)      --          --
Net amortization and deferral.................    1,972        20         14
                                                -------     -----        ---
  Net periodic pension cost...................  $   145     $ 112        $58
                                                =======     =====        ===

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The assumptions used in determining the actuarial present value of the accumulated benefit obligation and the expected return on plan assets for 1997 and 1996 are as follows:

                                                              1997
                                                 -------------------------------
                                                                       OUTSIDE
                                                         SUPPLEMENTAL DIRECTORS'
                                                 PENSION  RETIREMENT  RETIREMENT
                                                  PLAN       PLAN        PLAN
                                                 ------- ------------ ----------
Actuarial present values:
  Weighted average discount rate................  7.00%      7.00%       7.00%
  Rate of increase in future compensation.......   N/A        N/A         N/A
  Expected long-term return on plan assets......  7.00        N/A         N/A
  Post retirement cost of living allowance......  3.00       3.00         N/A

                                                              1996
                                                 -------------------------------
                                                                       OUTSIDE
                                                         SUPPLEMENTAL DIRECTORS'
                                                 PENSION  RETIREMENT  RETIREMENT
                                                  PLAN       PLAN        PLAN
                                                 ------- ------------ ----------
Actuarial present values:
  Weighted average discount rate................  7.50%      7.50%       7.50%
  Rate of increase in future compensation.......   N/A        N/A         N/A
  Expected long-term return on plan assets......  8.00        N/A         N/A
  Post retirement cost of living allowance......  3.00       3.00         N/A

  The latest actuarial valuation is as of December 31, 1997.

  Effective June 30, 1995, the Company elected to freeze contributions to the retirement plan and to partially freeze contributions to the Director's plan, resulting in a curtailment gain of $3,390.

  On January 15, 1997, a notice of intent to terminate the retirement plan in accordance with its terms and with applicable Federal laws was distributed to all participants. The proposed termination date was March 15, 1997 and it was intended to be a voluntary standard termination in accordance with rules and regulations issued by the PBGC.

  In January 1998, a notice of cancellation of termination of the retirement plan was distributed to all participants. In addition, the termination applications previously submitted to the PBGC and IRS were withdrawn. These actions were the result of a November 1997 definitive agreement by Golden State to acquire the Company; and with the acquisition, a transfer of Plan Sponsorship and Administration to Golden State will occur.

  In December 1990, the FASB issued Statement of Financial Standards No. 106 (SFAS No. 106), "Employer's Accounting for Postretirement Benefits Other than Pensions." The Company adopted SFAS No. 106 when it converted to a public company. The Company currently provides medical coverage to eligible post retirement employees. The Company elected to amortize the transition obligation of implementing SFAS No. 106 over a 20-year period. The Company charged $45, $74 and $67 to compensation expense during the years ended December 31, 1997, 1996 and 1995, respectively. The actuarial present value of the full benefit obligation at December 31, 1997 and 1996 was $558 and $493, respectively.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


EMPLOYEE 401(K) SAVINGS PLAN

  The Company has a 401(k) savings plan (formerly known as the profit-sharing plan) for employees who meet certain length of service requirements. The plan expense is determined at the discretion of the Board of Directors and no amounts were provided for the years ended December 31, 1997, 1996 and 1995.

EMPLOYEE STOCK OWNERSHIP PLAN (ESOP)

  The Company maintains an ESOP established for all employees who have completed one year of service with the Company during which the employee has served a minimum of 1,000 hours. The ESOP is internally leveraged and borrowed $2,447 from the Company to purchase 305,900 shares of the common stock of RedFed Bancorp Inc. issued in the Conversion. The loan will be repaid principally from the Bank's discretionary contributions to the ESOP over a period of seven years. At December 31, 1997 and 1996, the outstanding balance on the loan was $1,049 and $1,398, respectively. Shares purchased with the loan proceeds are held in a trust account for allocation among participants as the loan is repaid. At December 31, 1997, 174,800 shares have been committed and 131,100 shares remain in the trust account. Contributions to the ESOP and shares released from the trust account are allocated among participants on the basis of compensation, as described in the plan, in the year of allocation. Benefits generally become 100% vested after seven years of credited service. Vesting will accelerate upon retirement, death or disability of the participant or in the event of a change in control of the Bank or the Company. Forfeitures will be reallocated among remaining participating employees, in the same proportion as contributions. Benefits may be payable upon death, retirement, early retirement, disability or separation from service. Since the annual contributions are discretionary, the benefits payable under the ESOP cannot be estimated. The compensation expense related to the ESOP for the years ended December 31, 1997, 1996, and 1995 was approximately $702, $448 and $392 respectively. At December 31, 1997 and 1996, unearned compensation related to the ESOP approximated $1,049 and $1,398, respectively, and is shown as a reduction of stockholders' equity in the accompanying consolidated statements of financial condition. At December 31, 1997 and 1996 the fair value of unearned ESOP shares is $2,606 and $2,360, respectively.

  On January 27, 1998, the Board of the Bank voted to terminate the ESOP, effective immediately prior to the acquisition of the Company by Golden State. As part of that termination, the loan will first be repaid, and then the remaining unallocated ESOP shares will be credited to the accounts of participants. On completion of the acquisition, all participants will be vested.

INCENTIVE PLANS

 Recognition and Retention Plan (RRP)

  The Company adopted the RRP as a method of providing officers, employees and nonemployee directors of the Company with a proprietary interest in the Company in a manner designed to encourage such persons to remain with the Company. The Company contributed funds to the RRP to enable the RRP to acquire, in the aggregate, 3% or 131,100 of the shares of common stock in the conversion. Under the RRP, awards are granted in the form of shares of common stock held by the RRP. These shares represent deferred compensation and have been accounted for as a reduction of stockholders' equity. Shares allocated vest over a period of five years commencing on April 7, 1995 and continuing on each anniversary date thereafter. Awards are automatically vested upon a change in control of the Company or the Bank. In the event that before reaching normal retirement, an officer, employee or director terminates service with the Company or the Bank, that person's nonvested awards are forfeited.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The expense related to the RRPs for fiscal 1997, 1996 and 1995 was approximately $210, $210 and $208, respectively. At December 31, 1997 and 1996, unearned compensation related to the RRPs was approximately $262 and $472, respectively, and is shown as a reduction to stockholders' equity in the accompanying consolidated statements of financial condition.

 Long-Term Incentive Plan (LTIP)

  In June, 1995, the Company's stockholders approved the 1995 LTIP which was adopted by the Company's Board of Directors in April, 1995. The LTIP authorizes the granting of stock options and limited rights and restricted awards up to 5% of the outstanding common stock (218,000 shares) for ten years following the adoption of the LTIP. To date, the following awards have been made under the LTIP: (i) options to acquire 75,000 shares of the common stock of the Company were granted to President/CEO Anne Bacon under terms making the options exercisable in five equal annual installments commencing one year from the grant date; and, (ii) a restricted stock award was also granted to Ms. Bacon of 43,000 shares of the common stock of the Company, with 5,000 being immediately vested, and the remaining 38,000 vesting at the end of five years from the granting of the award, subject to the discretion of the Board of Directors to accelerate the vesting of part or all of the award prior to the end of that five year period. As of December 31, 1997, the Board of Directors had accelerated the vesting of 15,200 of the 38,000 share restricted stock award. All awards under the LTIP accelerate and vest in the event of a change of control of the Bank or the Company.

 Stock Option Plans

  The Company maintains two stock option plans, the 1994 Incentive Stock Option Plan (the Stock Plan) and the 1994 Stock Option Plan for Outside Directors (the Directors' Plan). Both plans provide for the grant of options at an exercise price equal to the fair market value on the date of grant. The Stock Plan and the Directors' Plan are intended to promote stock ownership by directors and selected officers and employees of the Company to increase their proprietary interest in the success of the Company and to encourage them to remain in the employment of the Company or its subsidiaries. Awards granted under the Stock Plan may include incentive stock options, nonstatutory options and limited rights which are exercisable only upon a change in control of the Bank or the Company. Awards under the Directors' Plan are nonstatutory options.

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

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

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

  The 75,000 shares granted in 1995 were subject to stock options granted under the LTIP, effective April 1995. These options based on the grant day fair value have a derived fair value per option at December 31, 1997 and 1996 using the Black-Scholes option pricing model with assumptions used as follows:

                                                              DECEMBER 31
                                                           --------------------
                                                            1997   1996   1995
                                                           ------  -----  -----
   Derived fair value per option.......................... $14.34  $5.42  $5.42
   Assumptions used:
     Risk free interest rate..............................   5.23%  5.15%  5.15%
     Expected life (years)................................     10     10     10
     Expected volatility..................................     32%    30%    30%

  The average life does not assume exercise of outstanding options as a result of a change in control.

  The aggregate fair value of options on the grant date was $645 and $406 at December 31, 1997 and 1996, respectively.

  The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options exercisable under SFAS No. 123, the Company's operations would have been adjusted to the pro forma amounts indicated below:

                                                            DECEMBER 31
                                                       -----------------------
                                                        1997    1996    1995
                                                       ------- ------  -------
   Net earnings (loss) as reported.................... $10,433 $ (357) $(8,085)
                                                       ======= ======  =======
   Pro forma net earnings (loss)...................... $10,218 $ (438) $(8,166)
                                                       ======= ======  =======
   Basic earnings (loss) per share as reported........ $  1.46 $(0.07) $ (2.04)
                                                       ======= ======  =======
   Pro forma basic earnings (loss) per share.......... $  1.43 $(0.08) $ (2.06)
                                                       ======= ======  =======
   Diluted earnings (loss) per share.................. $  1.41 $(0.07) $ (2.04)
                                                       ======= ======  =======
   Pro forma diluted earnings (loss) per share........ $  1.38 $(0.08) $ (2.06)
                                                       ======= ======  =======

  Pro forma operations reflect only options granted in 1995 and vested at 20% each April, effective 1996. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the pro forma amounts presented above because compensation cost is reflected over the options' vesting period of five years and compensation cost for options granted prior to January 1, 1995 is not considered.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  A summary of stock option transactions under the plans for the years ended December 31, 1997, 1996 and 1995 follows:

                                 1997               1996               1995
                          ------------------ ------------------ ------------------
                                    WEIGHTED           WEIGHTED           WEIGHTED
                                    AVERAGE            AVERAGE            AVERAGE
                          NUMBER OF  OPTION  NUMBER OF  OPTION  NUMBER OF  OPTION
                           SHARES    PRICE    SHARES    PRICE    SHARES    PRICE
                          --------- -------- --------- -------- --------- --------
Options outstanding,
 beginning of period....   459,770   $8.34    487,248   $8.32    437,000   $ 8.00
Granted.................       --      --         --      --      75,000    10.06
Exercised...............   (67,369)   8.92    (25,450)   8.00        --       --
Forfeited...............    (1,784)   8.00     (2,028)   8.00    (24,752)    8.00
                           -------   -----    -------   -----    -------   ------
Options outstanding, end
 of period..............   390,617   $8.24    459,770   $8.34    487,248   $ 8.32
                           =======   =====    =======   =====    =======   ======
Options exercisable.....   266,083   $8.00    245,911   $8.13    183,191   $ 8.00
                           =======   =====    =======   =====    =======   ======

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

  FIRREA regulations require institutions to have a minimum regulatory tangible capital equal to 1.5% of total assets, a minimum 3.0% core capital ratio and as of December 31, 1993, an 8.0% risk-based capital ratio. The Bank was in compliance with such requirements at December 31, 1997.

  Presented below is a reconciliation as of December 31, 1997 and 1996, between the Bank's capital under generally accepted accounting principles
(GAAP) and Regulatory Capital levels as presently defined under FIRREA.

                                                  REDLANDS FEDERAL BANK'S
                                             REGULATORY CAPITAL REQUIREMENT AS
                                                   OF DECEMBER 31, 1997
                                             ----------------------------------
                                             TANGIBLE  CORE (TIER 1) RISK-BASED
                                             CAPITAL      CAPITAL     CAPITAL
                                             --------  ------------- ----------
Capital of the Bank presented on a GAAP
 basis...................................... $79,868      $79,868     $79,868
Adjustments to GAAP Capital to arrive at
 Regulatory Capital:
  Securities valuation allowance............     (23)         (23)        (23)
  Investments in and advances to
   "nonincludable" consolidated
   subsidiaries.............................  (1,440)      (1,440)     (1,440)
  Other exclusions from capital.............    (299)        (299)       (333)
  General loan valuation allowance..........     --           --        9,211
                                             -------      -------     -------
Adjusted capital............................  78,106       78,106      87,283
FIRREA regulatory capital requirement.......  14,993       29,986      58,468
                                             -------      -------     -------
    Amount by which adjusted capital exceeds
     requirement............................ $63,113      $48,120     $28,815
                                             =======      =======     =======

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                  REDLANDS FEDERAL BANK'S
                                             REGULATORY CAPITAL REQUIREMENT AS
                                                   OF DECEMBER 31, 1996
                                             ----------------------------------
                                             TANGIBLE  CORE (TIER 1) RISK-BASED
                                             CAPITAL      CAPITAL     CAPITAL
                                             --------  ------------- ----------
Capital of the Bank presented on a GAAP
 basis...................................... $68,331      $68,331     $68,331
Adjustments to GAAP Capital to arrive at
 Regulatory Capital:
  Securities valuation allowance............     478          478         478
  Investments in and advances to
   "nonincludable" consolidated
   subsidiaries.............................  (1,335)      (1,335)     (1,335)
  Other exclusions from capital.............     (87)         (87)       (155)
  General loan valuation allowance..........     --           --        8,313
                                             -------      -------     -------
Adjusted capital............................  67,387       67,387      75,632
FIRREA regulatory capital requirement.......  13,071       26,142      52,512
                                             -------      -------     -------
    Amount by which adjusted capital exceeds
     requirement............................ $54,316      $41,245     $23,120
                                             =======      =======     =======

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

  The OTS is required by FDICIA to prescribe minimum acceptable operational and managerial standards and standards for asset quality, earnings and valuation of publicly-traded shares. The operational standards cover internal controls, loan documentation, credit underwriting, interest rate exposure, asset growth and employee compensation. The asset quality and earnings standards specify a maximum ratio of classified assets to capital and minimum earnings sufficient to absorb losses. Any institution that fails to meet such standards must submit a plan for corrective action within 30 days, and will be subject to a host of restrictive sanctions if it fails to implement the plan.

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

  As of December 31, 1997, and December 31, 1996, the most recent modification from FDICIA categorized the Bank as "well capitalized" under the regulatory framework for prompt corrective action. To be categorized as "well capitalized" the Bank must maintain minimum total risk-based, Tier 1 risk-based and core capital ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's category.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The following table summarizes the bank's actual capital and required capital under prompt corrective action provisions of FDICIA as of December 31, 1997 and 1996:

                                                1997
                            ------------------------------------------------
                                                               TO BE WELL
                                                               CAPITALIZED
                                                              UNDER PROMPT
                                            FOR CAPITAL        CORRECTIVE
                                              ADEQUACY           ACTION
                               ACTUAL         PURPOSES         PROVISIONS
                            -------------  --------------    ---------------
                            AMOUNT  RATIO  AMOUNT  RATIO     AMOUNT   RATIO
                            ------- -----  ------- ------    ------- -------
Total capital (to risk-
 weighted assets).......... $87,283 11.94% $58,468  *8.00%   $73,085  *10.00%
Core capital (to adjusted
 tangible assets)..........  78,106  7.81   29,986  *3.00     49,976   *5.00
Tier 1 capital (to risk-
 weighted assets)..........  78,106 10.69      --     -- (1)  59,972   *6.00
Tangible capital (to
 tangible assets)..........  78,106  7.81   14,993  *1.50        --      -- (1)

                                                   1996
                               ------------------------------------------------
                                                                  TO BE WELL
                                                                  CAPITALIZED
                                                                 UNDER PROMPT
                                               FOR CAPITAL        CORRECTIVE
                                                 ADEQUACY           ACTION
                                  ACTUAL         PURPOSES         PROVISIONS
                               -------------  --------------    ---------------
                               AMOUNT  RATIO  AMOUNT  RATIO     AMOUNT   RATIO
                               ------- -----  ------- ------    ------- -------
Total capital (to risk-
 weighted assets)............  $75,632 11.52% $52,512  *8.00%   $65,641  *10.00%
Core capital (to adjusted
 tangible assets)............   67,387  7.73   26,153  *3.00     43,588   *5.00
Tier 1 capital (to risk-
 weighted assets)............   67,387 10.27      --     -- (1)  52,306   *6.00
Tangible capital (to tangible
 assets).....................   67,387  7.73   13,077  *1.50        --      -- (1)

--------
*   Represents Greater than or Equal to.

(1) This ratio is not specified under capital regulations.

  Deposits in the Bank are presently insured by the Savings Association Insurance Fund (SAIF). On September 30, 1996, an industrywide one-time special assessment was mandated to recapitalize the SAIF. The special assessment was levied at 65.7 basis points against every $100 of insured deposits of all savings institutions at March 31, 1995. As a result, the Bank recorded $5,421 for such assessment in the year ended December 31, 1996. The recapitalization of the SAIF is expected to result in lower deposit insurance premiums in the future for the Bank.

(15) COMMITMENTS AND CONTINGENCIES

  The Company and subsidiaries have incurred various outstanding commitments and contingent liabilities in the ordinary course of business that are not reflected in the accompanying consolidated financial statements as follows:

LITIGATION

  The Company is named as a defendant in a lawsuit filed on November 24, 1997 in the San Bernardino County Superior Court by a former employee, who alleges that he was harassed by a supervisor, and then subjected to retaliatory discharge when he reported the alleged harassment. The lawsuit seeks general and exemplary damages. The Company has denied any liability and has engaged outside counsel to defend it.

  The Company is not involved in any other pending legal proceedings other than routine legal proceedings occurring in the ordinary course of business. All legal proceedings in the aggregate are believed by management to be immaterial to the Company.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


LEASE COMMITMENTS

  The Company leases various office facilities under operating leases which expire through the year 2013. Net rent expense under operating leases, included in occupancy and equipment expense, was approximately $223, $264 and $263 for the years ended December 31, 1997, 1996 and 1995, respectively. A summary of future minimum lease payments under these agreements follows:

                                                                         AMOUNT
                                                                         ------
   Years ending December 31:
    1998...............................................................  $  171
    1999...............................................................     147
    2000...............................................................     147
    2001...............................................................     147
    2002...............................................................     147
    2003 and thereafter................................................   1,077
                                                                         ------
                                                                         $1,836
                                                                         ======

LETTERS OF CREDIT-TAX EXEMPT BONDS

  The Company has extended LOCs for the account of several owners of projects financed by tax-exempt bonds. See notes 6 and 12.

LETTERS OF CREDIT-PERFORMANCE BONDS

  The Company has extended letters of credit to guarantee the performance of customers to third parties under various circumstances. The letters of credit are generally secured by real property or other assets of the customers, as deemed necessary by the Company. At December 31, 1997 and 1996, the letters of credit amounted to approximately $853 and $1,463, respectively, which are secured by either a Deed of Trust against real property or a loan agreement secured by real property. The letters of credit may only be drawn upon by a third party in the event of lack of contractual performance by the company's customer.

(16) OFF-BALANCE SHEET AND OTHER RISKS

CONCENTRATIONS OF OPERATIONS AND ASSETS

  The Company's operations are located entirely within Southern California and at December 31, 1997 and 1996, approximately 81% and 89%, respectively, of the Company's mortgage loans were secured by real estate in Southern California.

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

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  The Company's exposure to off-balance sheet credit risk (i.e., losses resulting from the other party's nonperformance of financial guarantees) is represented by the following contractual amounts:

                                                                 DECEMBER 31
                                                              -----------------
                                                                1997     1996
                                                              -------- --------
   Commitments to originate fixed and variable rate mortgage
    loans...................................................  $  3,803 $  7,214
                                                              ======== ========
   Standby letters of credit................................  $109,657 $107,430
                                                              ======== ========

  Commitments to originate fixed and variable rate loans represent commitments to lend to a customer, provided there are no violations of conditions specified in the agreement. At December 31, 1997, the Company had entered into $3,608 of variable rate commitments to originate residential mortgage loans with an interest rate range of 5.75% to 7.50% and $195 of fixed rate commitments with an interest rate range of 7.25% to 10.50%. At December 31, 1996, the Company had entered into $6,563 of variable rate commitments to originate residential mortgage loans with an interest rate range of 3.95% to 9.15% and $651 of fixed rate commitments with an interest rate range of 7.63% to 9.75%. The average commitment term offered is 20 days at December 31, 1997. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts above do not necessarily represent future cash requirements. The Company controls credit risk by evaluating each customer's creditworthiness on a case-by-case basis and by using systems of credit approval, loan limitation and various underwriting and monitoring procedures.

  Included in standby letters of credit at December 31, 1997 and 1996 are $108,804 and $105,967, respectively, of LOCs issued by the Company to guarantee the principal and interest payments on certain tax exempt bonds. Also included in standby letters of credit at December 31, 1997 and 1996 is $853 and $1,463, respectively, of letters of credit issued by the Company to guarantee the performance of customers to third parties. If the parties to the letters of credit were to fail completely to perform according to the terms of the contracts and any assets collateralizing the issues proved to be of no value, the associated loss to the Company would be the full value of the letters of credit. The letters of credit are described in notes 6, 12 and 15.

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

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

  The estimated fair values of the Company's financial instruments are as follows:

                                                        DECEMBER 31
                                            -----------------------------------
                                                  1997              1996
                                            ----------------- -----------------
                                            CARRYING   FAIR   CARRYING   FAIR
                                             VALUE    VALUE    VALUE    VALUE
                                            -------- -------- -------- --------
Financial assets:
  Cash and cash equivalents................ $ 34,200 $ 34,200 $ 33,746 $ 33,746
  Loans held for sale......................    4,051    4,097    4,843    4,843
  Mortgage-backed securities available-for-
   sale....................................   10,610   10,610   18,220   18,220
  Investment securities held-to-maturity...   21,604   21,466   34,695   34,369
  Mortgage-backed securities held-to-
   maturity................................    5,365    5,359   25,327   25,697
  Loans receivable, net....................  891,005  888,164  725,019  725,446
  FHLB stock...............................    9,115    9,115    6,486    6,486
Financial liabilities:
  Demand deposits..........................  308,530  308,530  282,413  282,413
  Certificates of deposit..................  536,089  538,648  508,390  509,193
  Other borrowed money.....................   64,418   64,591    4,418    4,421
Off balance sheet item:
  Standby letters of credit................      --     8,350      --     9,263

CASH AND CASH EQUIVALENTS

  The fair values of cash and cash equivalents approximate the carrying values reported in the consolidated statements of financial condition.

MORTGAGE-BACKED SECURITIES

  The fair values of mortgage-backed securities are based on quoted market prices or dealer quotations obtained from secondary market sources.

INVESTMENT SECURITIES AND FHLB STOCK

  The fair value of investment securities is based on quoted market prices. FHLB stock is valued at cost which approximates fair value.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


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

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(18) LOAN SERVICING AND SALE ACTIVITIES

  Loan servicing and sale activities are summarized as follows:

                                                         YEAR ENDED DECEMBER
                                                                 31
                                                        ----------------------
                                                         1997   1996    1995
                                                        ------ ------  -------
   Statement of financial condition information--loans
    held for sale.....................................  $4,051 $4,843  $ 4,578
                                                        ====== ======  =======
   Statement of operations information:
     Loan servicing fees..............................  $   34 $  196  $   445
     Amortization of excess servicing fees............     --       4       (9)
                                                        ------ ------  -------
     Loan servicing fees, net.........................  $   34 $  200  $   436
                                                        ====== ======  =======
     Gain (loss) on sale of loans.....................  $   15 $  (11) $   680
                                                        ====== ======  =======
     Gain on sale of servicing........................  $  --  $  803  $   --
                                                        ====== ======  =======
   Statement of cash flows information:
     Loans originated for sale........................  $4,450 $  --   $10,320
                                                        ====== ======  =======
     Proceeds from sale of loans......................  $4,470 $  278  $76,695
                                                        ====== ======  =======

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

(19) CONVERSION TO CAPITAL STOCK FORM OF OWNERSHIP, SECONDARY STOCK OFFERING AND DEFINITIVE AGREEMENT FOR ACQUISITION

  RedFed Bancorp Inc. was incorporated under Delaware law in October 1993 for the purpose of acquiring and holding all of the outstanding capital stock of Redlands Federal Bank as part of the Bank's conversion from a Federally chartered savings bank. On April 7, 1994, the Bank became a wholly owned subsidiary of the Company. In connection with the conversion, RedFed Bancorp Inc. issued and sold to the public 4,370,000 shares of its common stock (par value $0.01 per share) at a price of $8 per share. The proceeds, net of $2,470 in conversion costs, received by the Company from the conversion (before deduction of $2,447 to fund employee benefit plans) amounted to $32,490. The Company retained 25% of the net proceeds and used the remaining net proceeds to purchase the capital stock of the Bank. In December 1994, the Company transferred $5,000 of the retained proceeds to the Bank. Prior to the completion of the conversion, RedFed Bancorp Inc. had no assets or liabilities and did not conduct any business other than of an organizational nature. The financial position of RedFed Bancorp Inc. (parent company only) as of December 31, 1997 and 1996 and the results of its operations for the years then ended are presented in note 20.

  On August 19, 1996, the Company completed a secondary stock offering for 2,990,000 shares of common stock. The shares were issued at $8.75 per share and the net proceeds to the Company from the offering were approximately $24,069. The Company contributed $21,193 of the net proceeds to the Bank to increase the Bank's regulatory capital.

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


  On November 30, 1997, the Company signed a definitive Agreement and Plan of Merger pursuant to which the Company will be acquired by, and merged into a wholly owned subsidiary of, Golden State Bancorp Inc., the parent of Glendale Federal Bank. Upon the closing of the acquisition, Golden State will issue $20.75 of its common stock in exchange for each share of the Company's common stock. The transaction will be treated as a tax free exchange with the exact number of Golden State shares to be distributed to the Company's stockholders to be determined based upon the average closing price of Golden State's common stock on the New York Stock Exchange during the ten trading days prior to the second business day before the closing transaction. Consummation of the acquisition is subject to the approval of the Company's stockholders and regulatory authorities. It is currently expected that the acquisition will be consummated in the second quarter of 1998.

  On February 4, 1998, Golden State entered into an Agreement and Plan of Reorganization with FNPH. FNH, Golden State Financial Corporation, First Gibraltar Holdings, Inc. and Hunter's Glen/Ford, Ltd. (the "California Federal Merger Agreement"). FNH is the parent of California Federal Bank and is controlled, through intermediate entities, by MAF and Ford, the Chairman of the Board and Chief Executive Officer of California Federal Bank. Subject to certain conditions, including the approval of Golden State's stockholders and regulatory authorities, FNPH will be merged with and into Golden State (the California Federal Merger) pursuant to the California Federal Merger Agreement. If the California Federal Merger is consummated, it is expected that affiliates of MAF and Ford would together own between 42% and 45% of the combined entity, before giving effect to the contingent issuance of Golden State common stock under the California Federal Merger Agreement that could substantially increase such percentage ownership. Upon the closing of the California Federal Merger, two-thirds of the Board of Directors of Golden State will be individuals designated by affiliates of MAF and Ford.

  At the time of the conversion, the Bank established a liquidation account in the amount of $52,816 which was equal to its total retained earnings as of September 30, 1993. The liquidation account will be maintained for the benefit of eligible account holders who continue to maintain their accounts at the Bank after the conversion. The liquidation account will be reduced annually to the extent that eligible account holders have reduced their qualifying deposits. Subsequent increases will not restore an eligible account holder's interest in the liquidation account. In the event of a complete liquidation, each eligible account holder will be entitled to receive a distribution from the liquidation account in an amount proportionate to the current adjusted qualifying balances for accounts then held. The balance in the liquidation account at December 31, 1997 is $23,179.

  The Company may not declare or pay cash dividends on or repurchase any of its shares of common stock, if the effect would cause stockholders' equity to be reduced below applicable regulatory capital maintenance requirements or if such declaration and payment would otherwise violate regulatory requirements.

                      REDFED BANCORP INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(20) PARENT COMPANY CONDENSED FINANCIAL INFORMATION

  This information should be read in conjunction with the other notes to the consolidated financial statements. The following are the condensed financial statements for RedFed Bancorp Inc. (parent company only):

                   CONDENSED STATEMENT OF FINANCIAL CONDITION

                                                                 DECEMBER 31
                                                               ----------------
                                                                1997     1996
                            ASSETS                             -------  -------
Cash.......................................................... $ 2,925  $ 1,772
Investment securities held-to-maturity........................   1,410    1,995
Investment in subsidiaries....................................  79,868   68,331
Other assets..................................................      41       40
                                                               -------  -------
  Total assets................................................ $84,244  $72,138
                                                               =======  =======
             LIABILITIES AND STOCKHOLDERS' EQUITY
Liabilities--other liabilities................................ $    (6) $    20
Stockholders' equity..........................................  84,250   72,118
                                                               -------  -------
  Total liabilities and stockholders' equity.................. $84,244  $72,138
                                                               =======  =======

                       CONDENSED STATEMENT OF OPERATIONS

                                                        YEAR ENDED DECEMBER
                                                                31
                                                       -----------------------
                                                        1997    1996    1995
                                                       -------  -----  -------
Interest and other income............................. $   292  $ 191  $   125
General and administrative expense....................     653    165      314
                                                       -------  -----  -------
  Earnings (loss) before equity in earnings (loss) of
   subsidiaries.......................................    (361)    26     (189)
Equity in earnings (loss) of subsidiaries.............  10,884   (377)  (7,892)
                                                       -------  -----  -------
  Earnings (loss) before income taxes.................  10,523   (351)  (8,081)
Income taxes..........................................      90      6        4
                                                       -------  -----  -------
  Net earnings (loss)................................. $10,433  $(357) $(8,085)
                                                       =======  =====  =======

                      REDFED BANCORP INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                       CONDENSED STATEMENT OF CASH FLOWS

                                                    YEAR ENDED DECEMBER 31
                                                   ---------------------------
                                                     1997      1996     1995
                                                   --------  --------  -------
Cash flows from operating activities:
  Net earnings (loss)............................. $ 10,433  $   (357) $(8,085)
  Adjustments to reconcile net earnings (loss) to
   net cash provided by (used in) operating
   activities:
    Equity in (earnings) loss of subsidiaries.....  (10,884)      377    7,892
    Amortization of discount on investments.......       (5)       (2)     --
    (Increase) decrease in other assets...........       (1)      (40)       8
    Increase (decrease) in other liabilities......      (26)      (44)      51
                                                   --------  --------  -------
      Net cash used in operating activities.......     (483)      (66)    (134)
                                                   --------  --------  -------
Cash flow from investing activities:
  Purchases of investment securities held-to-
   maturity.......................................   (1,410)   (2,993)     --
  Proceeds from maturities of investment
   securities held-to-maturity....................    2,000     1,000      --
  Additional investment in bank...................      --    (21,193)     --
                                                   --------  --------  -------
      Net cash provided by (used in) investing
       activities.................................      590   (23,186)     --
                                                   --------  --------  -------
Cash flows from financing activities:
  Purchase of treasury stock from Bank............      --       (957)     --
  Net proceeds from issuance of common stock......      696    24,340      --
  Proceeds from ESOP loan.........................      350       350      350
                                                   --------  --------  -------
      Net cash provided by financing activities...    1,046    23,733      350
                                                   --------  --------  -------
      Net increase in cash during the year........    1,153       481      216
Cash and cash equivalents, beginning of year......    1,772     1,291    1,075
                                                   --------  --------  -------
Cash and cash equivalents, end of year............ $  2,925  $  1,772  $ 1,291
                                                   ========  ========  =======

                      REDFED BANCORP INC. AND SUBSIDIARIES

                        DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(21) QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

                                      THREE MONTHS ENDED
                         ----------------------------------------------
                         MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                           1997      1997        1997          1997       1997
                         --------- --------  ------------- ------------ --------
Interest income.........  $15,839  $15,870      $16,860      $17,939    $ 66,508
                          -------  -------      -------      -------    --------
Net interest income.....    7,408    7,185        7,350        7,834      29,777
Provision for losses on
 loans..................     (459)     (58)        (283)        (339)     (1,139)
Noninterest income......    1,727    1,673        1,737        1,909       7,046
Noninterest expense.....   (6,330)  (6,393)      (5,986)      (6,476)    (25,185)
                          -------  -------      -------      -------    --------
  Earnings before income
   taxes................    2,346    2,407        2,818        2,928      10,499
Income taxes (benefit)..      (12)     --            15           63          66
                          -------  -------      -------      -------    --------
  Net earnings..........  $ 2,358  $ 2,407      $ 2,803      $ 2,865    $ 10,433
                          =======  =======      =======      =======    ========
Basic earnings per
 share..................  $  0.33  $  0.34      $  0.39      $  0.40    $   1.46
                          =======  =======      =======      =======    ========
Diluted earnings per
 share..................  $  0.32  $  0.33      $  0.38      $  0.38    $   1.41
                          =======  =======      =======      =======    ========

                                      THREE MONTHS ENDED
                         ----------------------------------------------
                         MARCH 31, JUNE 30,  SEPTEMBER 30, DECEMBER 31,
                           1996      1996        1996          1996       1996
                         --------- --------  ------------- ------------ --------
Interest income.........  $15,446  $15,086     $ 15,199      $15,768    $ 61,499
                          -------  -------     --------      -------    --------
Net interest income.....    6,983    6,966        7,099        7,413      28,461
Provision for losses on
 loans..................   (1,400)    (678)        (371)        (389)     (2,838)
Noninterest income......    1,589    2,325        1,385        1,668       6,967
Noninterest expense.....   (6,229)  (7,335)     (12,323)      (7,053)    (32,940)
                          -------  -------     --------      -------    --------
  Earnings (loss) before
   income taxes.........      943    1,278       (4,210)       1,639        (350)
Income taxes............        2        5          --           --            7
                          -------  -------     --------      -------    --------
  Net earnings (loss)...  $   941  $ 1,273     $ (4,210)     $ 1,639    $   (357)
                          =======  =======     ========      =======    ========
Basic earnings (loss)
 per share..............  $  0.23  $  0.31     $  (0.77)     $  0.23    $  (0.07)
                          =======  =======     ========      =======    ========
Diluted earnings (loss)
 per share..............  $  0.23  $  0.31     $  (0.77)     $  0.23    $  (0.07)
                          =======  =======     ========      =======    ========

                     REDFED BANCORP INC. AND SUBSIDIARIES

                       DECEMBER 31, 1997, 1996 AND 1995
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


(22) EARNINGS PER SHARE

  The following is a reconciliation of the numerators and denominators of the basic and diluted EPS computations.

                                               YEAR ENDED DECEMBER 31, 1997
                                           ------------------------------------
                                                          WEIGHTED
                                             INCOME    AVERAGE SHARES PER-SHARE
                                           (NUMERATOR) (DENOMINATOR)   AMOUNT
                                           ----------- -------------- ---------
   Net earnings...........................   $10,433
                                             -------
   Basic EPS--net earnings available to
    common stockholders...................    10,433     7,141,275      $1.46
                                                                        =====
   Effect of dilutive securities
     Options..............................                 215,399
     RRPs.................................                  46,853
     LTIP.................................                  22,800
                                             -------     ---------
   Diluted EPS--net earnings available to
    common stockholders plus assumed
    conversions...........................   $10,433     7,426,327      $1.41
                                             =======     =========      =====

                                               YEAR ENDED DECEMBER 31, 1996
                                           ------------------------------------
                                                          WEIGHTED
                                             INCOME    AVERAGE SHARES PER-SHARE
                                           (NUMERATOR) (DENOMINATOR)   AMOUNT
                                           ----------- -------------- ---------
   Net loss...............................    $(357)
                                              -----
   Basic and diluted EPS--net loss
    available to common stockholders......    $(357)     5,146,331     $(0.07)
                                              =====      =========     ======

                                               YEAR ENDED DECEMBER 31, 1995
                                           ------------------------------------
                                                          WEIGHTED
                                             INCOME    AVERAGE SHARES PER-SHARE
                                           (NUMERATOR) (DENOMINATOR)   AMOUNT
                                           ----------- -------------- ---------
   Net loss...............................   $(8,085)
                                             -------
   Basic and diluted EPS--net loss
    available to common stockholders......   $(8,085)    3,955,461     $(2.04)
                                             =======     =========     ======

  For the years ended December 31, 1996 and 1995, 139,918 and 248,849 shares of options, RRPs and LTIP were not included as a result of the Company's loss for those years, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information relating to Directors and Executive Officers of the Registrant is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1998. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

ITEM 11. EXECUTIVE COMPENSATION

  The information relating to Directors and Executive Compensation is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1998, excluding the Report of the Compensation Committee and the Stock Performance Graph. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information relating to security ownership of certain beneficial owners and management is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1998. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information relating to certain relationships and related transactions is incorporated herein by reference to the Registrant's Proxy Statement for the Annual Meeting of Stockholders to be held on May 26, 1998. Such Proxy Statement is expected to be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

  (a)(1) The consolidated financial statements are contained herein as listed on the "Index" on page 52 hereof.

  (2) All schedules are omitted because they are not required or applicable, or the required information is shown in the consolidated financial statements or the notes thereto.

  (3) Exhibits

   (a) The following exhibits are filed as part of this report.

       2.1 Agreement and Plan of Merger by and between RedFed Bancorp Inc. and
           Golden State Bancorp Inc.*
       3.1 Certificate of Incorporation of RedFed Bancorp Inc.**
       3.2 Bylaws of RedFed Bancorp Inc.**
       4.0 Stock Certificate of RedFed Bancorp Inc.**
      10.1 Form of Employment and Change in Control Agreements between the Bank and the Company and Certain Officers***
      10.2 Deferred Compensation Agreement between the Bank and Henry Van
           Mouwerik***
      10.3 Redlands Federal Bank Employee Severance Compensation Plan***
      10.4 Employee Stock Ownership Plan and Trust**
      10.5 Recognition and Retention Plan and Trust for Outside Directors***
      10.6 Recognition and Retention Plan and Trust for Officers and
           Employees****
      10.7 Incentive Stock Option Plan****
      10.8 Stock Option Plan for Outside Directors****
      10.9 Outside Directors' Retirement Plan***
      10.1 1995 Long Term Incentive Plan*****
      21.0 Subsidiary information is incorporated herein by reference to "Part
           I--Subsidiaries"
      23.0 Consent of KPMG Peat Marwick LLP
      27.1 1996 Financial Data Schedule
      27.2 1997 Financial Data Schedule

--------
* Incorporated herein by reference into this document from Exhibit 2.1 to the Registrant's Form 8-K filed with the SEC on December 3, 1997.

** Incorporated herein by reference into this document from the Exhibits to Form S-1, Registration Statement, filed on December 23, 1993, Registration No. 73396.

*** Incorporated herein by reference into this document from the Annual Report on Form 10-K for the fiscal year ended December 31, 1994 filed with the SEC on March 31, 1995.

**** Incorporated herein by reference into this document from the Proxy
     Statement for the 1994 Special Meeting of Stockholders filed on May 29,
     1994.

***** Incorporated herein by reference into this document from the Proxy
      Statement for the 1995 Annual Meeting of Stockholders filed on May 1,
      1995.

   (b) Reports on Form 8-K.

  On December 3, 1997 the Registrant filed a report on Form 8-K announcing the definitive Agreement and Plan of Merger between the Registrant and Golden State Bancorp Inc.

                                   SIGNATURES

  Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Redfed Bancorp Inc.

                                                 /s/ Anne Bacon
                                          By:____________________________
                                                    Anne Bacon
                                           President and Chief Executive
                                                      Officer


Dated: March 24, 1998

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED.

             SIGNATURE                           TITLE                    DATE
             ---------                           -----                    ----
   /s/ John D. McAlearney, Jr.                                       March 24, 1998
------------------------------------
      John D. McAlearney, Jr.        Chairman

          /s/ Anne Bacon                                             March 24, 1998
------------------------------------
             Anne Bacon              President and Chief
                                      Executive Officer

      /s/ Stanley C. Weisser                                         March 24, 1998
------------------------------------
         Stanley C. Weisser          Director

       /s/ Robert G. Wiens                                           March 24, 1998
------------------------------------
          Robert G. Wiens            Director

      /s/ Douglas R. McAdam                                          March 24, 1998
------------------------------------
         Douglas R. McAdam           Director

    /s/ William C. Buster, Jr.                                       March 24, 1998
------------------------------------
       William C. Buster, Jr.        Director

    /s/ William T. Hardy, Jr.                                        March 24, 1998
------------------------------------
       William T. Hardy, Jr.         Director

      /s/ David C. Gray, CPA                                         March 24, 1998
------------------------------------
         David C. Gray, CPA          Treasurer and Chief
                                      Financial (Principal
                                      Accounting) Officer