Form 10-Q
period 1998-03-31
REDFED BANCORP INC
filed 1998-05-15
CIK 916605

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q


          [x]  QUARTERLY REPORT PURSUANT TO  SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended  MARCH 31, 1998

                                       OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
               15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from __________ To _________


                     COMMISSION FILE NUMBER:      0-23146


                              REDFED BANCORP INC.
            (Exact name of registrant as specified in its charter)

         DELAWARE                                       33-0588105
(State or other jurisdiction of                       (I.R.S. employer
incorporation or organization)                      identification no.)



              300 EAST STATE STREET, REDLANDS, CALIFORNIA   92373
              (Address of principal executive offices)    (Zip code)

      Registrant's telephone number, including area code:  (909) 793-2391

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to filing requirements for the past 90 days.

               [x] YES      [_] NO

The Registrant had 7,520,300 shares of common stock outstanding at March 31, 1998.

                      REDFED BANCORP INC. AND SUBSIDIARIES

                                     INDEX



                                                                                          Page
                                                                                         -----
PART I     FINANCIAL  INFORMATION

 Item 1.   Consolidated Financial Statements (unaudited)

           RedFed Bancorp Inc.
             Consolidated Statements of Financial Condition as of
             March 31, 1998 and December 31, 1997                                           3

             Consolidated Statements of Earnings for the Three
             Months Ended March 31, 1998 and 1997                                           4

             Consolidated Statements of Cash Flows for the Three Months
             Ended March 31, 1998 and 1997                                                  5

             Notes to Consolidated Financial Statements                                     7

 Item 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                            8

 Item 3.   Qualitative and Quantitative Disclosures About Market Risk                      19

PART II    OTHER INFORMATION

 Item 1.   Legal Proceedings                                                               20

 Item 2.   Changes in Securities                                                           20

 Item 3.   Default upon Senior Securities                                                  20

 Item 4.   Submission of Matters to a Vote of Security Holders                             20

 Item 5.   Other Information                                                               20
 Item 6.   Exhibits and Reports on Form 8-K                                                20

           Signatures                                                                      21


PART I.  FINANCIAL INFORMATION
ITEM 1.  Consolidated Financial Statements

                                    REDFED BANCORP INC. AND SUBSIDIARIES
                               Consolidated Statements of Financial Condition
                                                 (Unaudited)
                                           (Dollars in thousands)

                                                                        March 31,              December 31,
                                                                          1998                     1997
                                                                  ----------------          ----------------
                              Assets
                              ------
Cash and cash equivalents                                         $        54,542           $        34,200
Loans held for sale at lower of cost or market value                        3,802                     4,051
Mortgage-backed securities available-for-sale at fair value                10,431                    10,610
Investment securities held-to-maturity                                     12,403                    21,604
Mortgage-backed securities held-to-maturity                                    --                     5,365
Loans receivable, net                                                     906,875                   891,005
Accrued interest receivable                                                 5,745                     5,962
Federal Home Loan Bank stock, at cost                                       9,240                     9,115
Real estate acquired through foreclosure, net                               7,106                     4,758
Real estate held for sale, net                                              1,372                     1,372
Premises and equipment, net                                                16,673                    16,935
Prepaid expenses and other assets                                           5,203                     4,513
Deferred income taxes                                                         194                       264
                                                                  ---------------           ---------------
        Total assets                                              $     1,033,586           $     1,009,754
                                                                  ===============           ===============
                   Liabilities and Stockholders' Equity
                   ------------------------------------
Liabilities:
     Deposits                                                     $       860,587           $       844,619
     FHLB advances                                                         60,000                    60,000
     Other borrowed money                                                   8,693                     4,418
     Accrued expenses and other liabilities                                14,611                    15,368
     Deferred income                                                        1,011                     1,099
                                                                  ---------------           ---------------
        Total liabilities                                                 944,902                   925,504
                                                                  ---------------           ---------------
Stockholders' equity:
    Preferred stock                                                            --                        --
    Common stock                                                               76                        75
    Additional paid-in capital                                             59,200                    58,029
    Retained earnings,  substantially restricted                           31,868                    28,646
    Deferred compensation                                                  (1,248)                   (1,311)
    Minimum pension liability adjustments                                    (475)                     (410)
    Treasury stock                                                           (802)                     (802)
    Unrealized gains on securities available-for-sale                          65                        23
                                                                  ---------------           ---------------
         Total stockholders' equity                                        88,684                    84,250
                                                                  ---------------           ---------------
         Total liabilities and stockholders' equity               $     1,033,586           $     1,009,754
                                                                  ===============           ===============

 See accompanying notes to unaudited consolidated financial statements.

                                    REDFED BANCORP INC. AND SUBSIDIARIES

                                              REDFED BANCORP INC.
                                    Consolidated Statements of Earnings
                                                  (Unaudited)
                              (Dollars in thousands, except per share amounts)

                                                                Three Months Ended
                                                                      March 31,
                                                            ---------------------------
                                                                 1998         1997
                                                            -------------   -----------
Interest income:
   Loans receivable and mortgage-backed securities          $    17,369      $   14,897
   Investment securities and deposits                               865             942
                                                            ------------    ------------
       Total interest income                                     18,234          15,839
                                                            ------------    ------------
Interest expense:
   Deposits                                                       9,273           8,339
   Other borrowed money                                             958              92
                                                            ------------    ------------
       Total interest expense                                    10,231           8,431
                                                            ------------    ------------
   Net interest income                                            8,003           7,408
Provision for  losses on loans                                      321             459
                                                            ------------    ------------
   Net interest income after provision                            7,682           6,949
                                                            ------------    ------------
      for losses on loans
Non-interest income:
   Letter of credit and other fee income                          1,859           1,543
   Loss on sale of loans, net                                        --              (1)
   Other income                                                      74             185
                                                            ------------    ------------
       Total non-interest income                                  1,933           1,727
                                                            ------------    ------------

Non-interest expense:
   Compensation and benefits                                      2,840           2,966
   Occupancy and equipment                                        1,783           1,758
   Federal deposit insurance premiums                               130             480
   Merger costs                                                     147              --
   Other expense, net                                               853             632
                                                            ------------    ------------
       Total general administrative expense                       5,753           5,836
   Real estate operations, net                                      412             494
                                                            ------------    ------------
       Total non-interest expense                                 6,165           6,330
                                                            ------------    ------------
       Earnings before income taxes                               3,450           2,346

Income taxes (benefit)                                              228             (12)
                                                            ------------    ------------
        Net earnings                                        $     3,222     $     2,358
                                                            ============    ============
Basic earnings per share                                    $      0.44     $      0.33
                                                            ============    ============
Weighted average shares outstanding                           7,344,882       7,105,084
                                                            ============    ============
Diluted earnings per share                                  $      0.42     $      0.32
                                                            ============    ============
Weighted average shares outstanding                           7,586,366       7,363,129
                                                            ============    ============

See accompanying notes to unaudited consolidated financial statements.

                     REDFED BANCORP INC. AND SUBSIDIARIES
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                              Three Months Ended
                                                                                                    March 31,
                                                                                           ----------------------------
                                                                                               1998            1997
                                                                                           ----------        ----------
Cash flows from operating activities:
        Net earnings                                                                       $  3,222           $   2,358
        Adjustments to net earnings:
          Loan fees collected                                                                   221                 172
          Depreciation and amortization                                                         588                 484
          Provision for losses on loans                                                         321                 459
          Net loss (gain) on:
             Sales of loans                                                                      --                   8
             Sales of real estate and premises and equipment                                     66                  24
          Federal Home Loan Bank stock dividends received                                      (125)               (105)
        Loans originated for sale                                                                --              (2,042)
        Proceeds from sale of loans held for sale                                                --               2,043
        Increase (decrease) in:
             Accrued expenses and other liabilities                                             638               1,364
             Deferred income                                                                    (88)               (218)
             Deferred income taxes                                                               70                  --
             Accrued interest receivable                                                        217                (344)
             Prepaid expenses and other assets                                                 (755)            (18,250)
                                                                                           --------           ---------
                     Net cash used in operating activities                                    4,375             (14,047)
                                                                                           --------           ---------
Cash flows from investing activities:
        Proceeds from maturities of investment securities held-to-maturity                   12,700               7,500
        Purchases of investments securities held-to-maturity                                 (3,487)            (10,471)
        Proceeds from maturities of mortgage-backed securities
          available-for-sale                                                                    220                 204
        Proceeds from maturities of mortgage-backed securities
          held-to-maturity                                                                    5,364              19,912
        Loans originated for investment                                                     (36,355)            (26,467)
        Purchase of loans for investment                                                    (38,015)            (54,659)
        Purchase of Federal Home Loan Bank stock                                                 --                (249)
        Principal payments and reductions of loans, net                                      56,757              39,568
        Proceeds from sale of real estate                                                     2,159               2,471
        Proceeds from sale of premises and equipment                                             --                   2
        Purchases of premises and equipment                                                    (162)               (157)
                                                                                           --------           ---------
                     Net cash (used in) provided by investing
                       activities                                                              (819)            (22,346)
                                                                                           --------           ---------

See accompanying notes to unaudited consolidated financial statements.
                                                                     (Continued)

                     REDFED BANCORP INC. AND SUBSIDIARIES
               Consolidated Statements of Cash Flows (Continued)
                                  (Unaudited)
                            (Dollars in thousands)

                                                                                    Three Months Ended
                                                                                          March 31,
                                                                                  -------------------------
                                                                                     1998           1997
                                                                                  ----------     ----------
Cash flows from financing activities:
        Deposits, net of withdrawals and interest credited                        $  15,968      $   7,832
        Proceeds from Federal Home Loan Bank advances                                    --         15,000
        Repayment of other borrowed money                                              (225)            --
        Proceeds from stock options exercised                                         1,043             49
                                                                                  ---------       --------
                 Net cash provided by (used in) financing
                  activities                                                         16,786         22,881
                                                                                  ---------       --------

                 Increase (decrease) in cash and cash                                20,342        (13,512)
                  equivalents

Cash and cash equivalents, beginning of period                                       34,200         33,746
                                                                                  ---------       --------
Cash and cash equivalents, end of period                                           $ 54,542       $ 20,234
                                                                                  =========       ========
Supplemental information:
        Interest paid (including interest credited)                                $  9,448       $  8,496
        Transfers from loans receivable to real estate                                1,715          2,094
        Real estate acquired subject to bond financing                                3,106             --
        Bond financing subject to real estate sales                                   4,500             --
                                                                                  =========       ========



          See accompanying notes to unaudited consolidated financial statements.

                      REDFED BANCORP INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

1. The consolidated statements of financial condition of RedFed Bancorp Inc. and subsidiaries (the "Company") as of March 31, 1998, the related consolidated statements of earnings for the three months ended March 31, 1998 and 1997 and the related consolidated statements of cash flows for the three months ended March 31, 1998 and 1997 are unaudited. These statements reflect, in the opinion of management, all material adjustments, consisting only of normal recurring accruals, necessary for a fair presentation of the consolidated financial condition of the Company as of March 31, 1998, and results of consolidated earnings for the three months ended March 31, 1998 and 1997, and consolidated cash flows for the three months ended March 31, 1998 and 1997. The results of consolidated earnings for the unaudited periods are not necessarily indicative of the results of consolidated earnings to be expected for the entire year of 1998.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Securities and Exchange Commission ("SEC") Form 10-Q and, therefore, do not include all information and footnotes normally included in consolidated financial statements prepared in conformity with generally accepted accounting principles. Accordingly, these unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's annual report on SEC Form 10-K for the year ended December 31, 1997.

2. Basic and diluted earnings per share ("EPS") for the three months ended March 31, 1998 of $0.44 and $0.42, respectively, were based on net earnings of $3.2 million, with basic and diluted earnings per share calculated based upon weighted-average common shares outstanding during that period of 7,344,882 and 7,586,366 shares, respectively, (net of unearned Employee Stock Ownership Plan ("ESOP") and Recognition and Retention Plan ("RRP") shares, and treasury stock). This compares with basic and diluted earnings per share for the three months ended March 31, 1997 of $0.33 and $0.32, respectively, based on net earnings of $2.4 million with basic and diluted earnings per share calculated based upon weighted-average common shares outstanding during that period of 7,105,084 and 7,363,129, respectively, (net of unearned ESOP and RRP shares and treasury stock). Basic and diluted EPS have been calculated in accordance with SFAS 128; the amounts for 1997 have been restated to conform with this pronouncement.

3. In June 1997, the FASB issued SFAS No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components (revenue, expenses, gains, and losses) in a full set of general purpose financial statements. SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. SFAS 130 requires that an enterprise (i) classify items of other comprehensive income by their nature in a financial statement and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. The adoption of SFAS No. 130 on January 1, 1998 will not have a material impact on the Company's year end disclosures.

     In June 1997, the FASB also issued SFAS No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for the way that public enterprises report information about operating segments in annual financial statements and requires that selected information about those operating segments be reported in interim financial statements. This Statement supersedes Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 requires that all public enterprises report financial and descriptive information about its reportable operating segments. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. This Statement is effective for fiscal years beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the year of application, but comparative information for interim periods in the initial year of application shall be reported in financial statements for interim periods in the second year of application.

     In February 1998, the FASB issued Statement of Financial Accounting Standards No. 132 (SFAS 132), "Employers' Disclosures about Pension and Other Postretirement Benefits." SFAS 132 amends the disclosure requirement of SFAS No. 87, "Employers' Accounting for Pensions, SFAS No 88, "Employer's Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and SFAS 106, "Employer's Accounting for Retirement Benefits Other than Pensions." SFAS 132 standardizes the disclosure requirements of SFAS No. 87 and 106 to the extent practicable and recommends a parallel format for presenting information about pensions and other retirement benefits. SFAS 132 is effective for fiscal years beginning after December 15, 1997. SFAS will result in disclosure changes only.



ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
         -----------------------------------------------------------------------
         of Earnings
         -----------


GENERAL

RedFed Bancorp Inc. was organized by Redlands Federal Bank (the "Bank") for the purpose of acquiring all of the capital stock of the Bank issued in the conversion of the Bank from a federally chartered mutual savings association to a federally chartered stock savings bank. The Company's common stock is traded on NASDAQ under the symbol "REDF".

On November 30, 1997, the Company signed a definitive Agreement and Plan of Merger pursuant to which the Company will be acquired by, and merged into, a wholly owned subsidiary of Golden State Bancorp Inc. ("Golden State"), the parent of Glendale Federal Bank (the "Merger"). Upon the closing of the merger, Golden State will issue $20.75 of its common stock in exchange for each share of the Company's common stock. The Merger will be treated as a tax free exchange with the exact number of Golden State shares to be distributed to the Company's stockholders to be determined based upon the average closing price of Golden State's common stock on the New York Stock Exchange during the ten trading days prior to the second business day before the closing of the transaction. Consummation of the Merger is subject to the approval of the Company's stockholders. On May 4, 1998, the Office of Thrift Supervision ("OTS") approved the consummation of the Merger. It is currently expected that the merger will be consummated in July of 1998.

On February 4, 1998, Golden State entered into an Agreement and Plan of Reorganization with First Nationwide (Parent) Holdings, Inc. ("FNPH"), First Nationwide Holdings, Inc. ("FNH"), Golden State Financial Corporation, First Gibraltar Holdings, Inc. and Hunter's Glen/Ford, Ltd. (the "California Federal Merger Agreement"). FNH is the parent of California Federal Bank and is controlled, through intermediate entities, by MacAndrews and Forbes Holdings, Inc. ("MAF") and Gerald J. Ford ("Ford"), the Chairman of the Board and Chief Executive Officer of California Federal Bank. Subject to certain conditions, including the approval of Golden State's stockholders and regulatory authorities, FNPH will be merged with and into Golden State (the "California Federal Merger") pursuant to the California Federal Merger Agreement. If the California Federal Merger is consummated, it is expected that affiliates of MAF and Ford would initially together own between 42% and 45% of the combined entity, before giving effect to the contingent issuance of Golden State Common Stock under the California Federal Merger Agreement that could substantially increase such percentage ownership. Upon the closing of the California Federal Merger, two-thirds of the board of directors of Golden State will be individuals designated by affiliates of MAF and Ford. It is currently expected that the California Federal Merger will be consummated by the September, 1998 quarter end.

The Company is primarily engaged in providing consumer and commercial banking services to the general public in the areas in which its branches are located and investing the resulting deposits and other available funds primarily in loans secured by one-to-four family residential mortgages, including spot (non-tract) construction loans, which are combination construction and permanent loans made to borrowers who will occupy the completed home as their primary residence. At March 31, 1998 the Bank operated fifteen retail banking offices located in San Bernardino and Riverside counties, and one loan production office.

The Company is subject to significant competition from other financial institutions in its market area. The Bank is regulated by certain federal agencies and undergoes periodic examinations by those regulatory authorities.

FINANCIAL CONDITION

The Company's consolidated assets were $1.03 billion at March 31, 1998 compared to $1.01 billion at December 31, 1997. The increase of $23.8 million was primarily the result of a net increase in loans receivable of $15.9 million, an increase in cash and cash equivalents of $20.3 million and an increase in real estate acquired through foreclosure, net, of $2.3 million. These increases were partially offset by a decrease in investment securities held-to-maturity of $9.2 million and by a decrease in mortgage-backed securities held-to-maturity of $5.4 million. The increase in consolidated liabilities of $19.4 million consisted primarily of an increase in the deposit base of $16.0 million, and an increase in other borrowed money of $4.3 million. Stockholders' equity increased to $88.7 million at March 31, 1998 from $84.2 million at December 31, 1997.

Loans receivable, net, increased to $906.9 million at March 31, 1998, from $891.0 million at December 31, 1997. The increase of $15.9 million for the three months ended March 31, 1998 consisted primarily of loan purchases of $38.0 million and loan originations of $36.4 million offset by loan principal payments and other reductions of $56.8 million. Mortgage-backed securities held-to-maturity decreased $5.4 million primarily as a result of the maturity of the San Bernardino County Bond which was previously owned by the Company.

Savings deposits at March 31, 1998 totaled $860.6 million compared to $844.6 million at December 31, 1997. The increase of $16.0 million in savings deposits is due primarily to an increase in transaction accounts. The Company increased other borrowed money by $4.3 million during the three months ended March 31, 1998 due to a transfer of an off-balance sheet Letter of Credit ("LOC") to real estate acquired through foreclosure ("REO") with a corresponding increase in other borrowed money. Stockholder's equity increased by $4.4 million primarily as a result of earnings for the three months ended March 31, 1998 of $3.2 million and stock options exercised of $1.0 million.

LIQUIDITY

The Company's primary sources of funds are deposits, principal and interest payments on loans, advances from the Federal Home Loan Bank ("FHLB") and retained earnings. While maturities and scheduled amortization of loans are predictable sources of funds, deposit flows and mortgage prepayments are greatly influenced by general interest rates, economic conditions and competition.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. This requirement, which may be varied by the OTS depending upon economic conditions and deposit flows, is based upon a percentage of
deposits and short-term borrowings.  The required ratio is currently 4%.    The
Bank's average liquidity ratios for the three months ended March 31, 1998 and December 31, 1997 were 5.68% and 5.92%, respectively. The Bank currently attempts to maintain a liquidity ratio as close to the minimum requirements as possible, since loan originations earn higher interest rates than are available from liquid investments and also create the opportunity to generate loan fees.

RESULTS OF EARNINGS

COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997.

General.  The Company recorded net earnings of $3.2 million for the three months
-------
ended March 31, 1998, or $0.44 per basic share and $0.42 per diluted share, as compared to net earnings of $2.4 million, or $0.33 per basic share and $0.32 per diluted share, for the three months ended March 31, 1997. Net operating results for the three months ended March 31, 1998 were favorably impacted by an increase in net interest income after provision for losses on loans of $733,000, by an increase of $206,000 in non-interest income, and by a decrease of $165,000 in non-interest expense.

Interest income.  Interest income for the three months ended March 31, 1998 was
----------------
$18.2 million compared to $15.8 million for the same period during the previous year. The increase in interest income for the three months ended March 31, 1998 was due to an increase in average interest-earning assets of $128.6 million, which was partially offset by a decrease of 2 basis points in the average yield for interest-earning assets from 7.52% for the three months ended March 31, 1997 to 7.50% for the three months ended March 31, 1998.

Interest expense.  Interest expense for the three months ended March 31, 1998
-----------------
was $10.2 million compared to $8.4 million for the same three month period in 1997. This increase in interest expense for the three months ended March 31, 1998 was the result of an increase in average interest-bearing liabilities of $109.3 million and by an increase of 28 basis points in the average cost for interest-bearing liabilities from 4.38% for the three months ended March 31, 1997 to 4.66% for the three months ended March 31, 1998.

Net interest income.  The net interest income for the three months ended March
--------------------
31, 1998 was $8.0 million, which corresponds to an interest rate spread of 2.84%. This compares to net interest income of $7.4 million, which corresponds to an interest rate spread of 3.14%, for the same period during 1997. The increase in net interest income of $595,000 is the result of an improvement of $19.4 million in the average dollar amounts for interest-earning assets net of interest-bearing liabilities for the three months ended March 31, 1998 when
compared to the same period in the previous year.   The 30 basis point decrease
in the interest rate spread for the three months ended March 31, 1998 compared to the three months ended March 31, 1997 was the result of a decrease in the average yield for interest-earning assets and an increase in the average cost for interest-bearing liabilities.

The following table displays average dollar amounts and interest rates on the Company's interest-earning assets and interest-bearing liabilities:

                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                                -----------------------------------------------------------------------------
                                                            1998                                          1997
                                                -------------------------------               -------------------------------
                                                                       (Dollars in thousands)

Average dollar amount of and average yield earned on assets:

                                                AVERAGE               AVERAGE                 AVERAGE               AVERAGE
                                                BALANCE              YIELD/COST               BALANCE              YIELD/COST
                                                --------             ----------               --------             ----------
Loans and mortgage-backed securities            $909,195                7.64%                 $775,892                7.69%
Investment securities                             63,031                5.49                    67,692                5.64
                                                --------                                      --------
     Interest-earning assets                    $972,226                7.50                  $843,584                7.52
                                                ========                                      ========
Average dollar amount of and average rate paid on liabilities:
Deposits                                        $822,616                4.57                  $775,029                4.36
Borrowings                                        67,285                5.77                     5,585                6.68
                                                --------                                      --------
     Interest-bearing liabilities               $889,901                4.66                  $780,614                4.38
                                                ========                                      ========

Interest rate spread                                                    2.84%                                         3.14%
Net interest margin                                                     3.29%                                         3.47%

Ratio of interest-earning assets to
 interest-bearing liabilities                     109.25%                                       108.07%




Provision for losses on Loans, LOCs and real estate.  The provision for losses
---------------------------------------------------
on loans was $321,000 for the three months ended March 31, 1998 compared to $459,000 for the same period during 1997. There was no provision for losses on LOCs and real estate for the three months ended March 31, 1998 and 1997. The loss provision reflects management's assessment of the loan, LOC and real estate portfolios in light of the Southern California real estate market, borrowers' ability to perform and certain other factors.

The allowances for losses on loans, LOCs and real estate are established through provisions based on management's evaluation of the risks inherent in the Company's portfolios and the local real estate economy. The allowances are maintained at amounts management considers adequate to cover losses which are deemed probable and estimable. The allowances are based upon a number of factors, including asset grading and classification, collateral values, management's assessment of the credit risk inherent in the portfolios, historical loan loss experience, a loss migration analysis, and the Company's underwriting policies.

The following is a summary of the activity in the loan, LOC and real estate valuation allowances for the periods indicated:

                                                                    FOR THE THREE MONTHS ENDED
                                                                -------------------------------------
                                                                MARCH 31,                DECEMBER 31,
                                                                  1998                      1997
                                                                ---------                ------------
                                                                      (Dollars in thousands)
ALLOWANCE FOR LOSSES ON LOANS:
Balance at beginning of period                                   $ 7,736                   $ 7,803
Provisions charged to income                                         321                       339
Charge-offs, net of recoveries                                      (574)                     (406)
                                                                 -------                   -------
Balance at end of period                                           7,483                     7,736
                                                                 -------                   -------

ALLOWANCE FOR LOSSES ON LOCS:
Balance at beginning of period                                     7,624                     7,624
Charge-offs, net of recoveries                                    (1,131)                      ---
                                                                 -------                   -------
Balance at end of period                                           6,493                     7,624
                                                                 -------                   -------
ALLOWANCE FOR LOSSES ON REAL ESTATE:
Balance at beginning of period                                       977                     1,083
Charge-offs, net of recoveries                                        48                      (106)
                                                                 -------                   -------
Balance at end of period                                           1,025                       977
                                                                 -------                   -------

TOTAL ALLOWANCE FOR LOSSES ON LOANS, LOCS
    AND REAL ESTATE:                                             $15,001                   $16,337
                                                                 =======                   =======

    General valuation allowance ("GVA")                          $14,298                   $15,600
     Specific (1)                                                    703                       737
                                                                 -------                   -------
          TOTAL                                                  $15,001                   $16,337
                                                                 =======                   =======


(1) Includes specific valuation allowance for real estate held for sale of $254,000 at March 31, 1998 and December 31, 1997.

The total allowance for losses on loans, LOCs and real estate was $15.0 million and $16.3 million at March 31, 1998 and December 31, 1997, respectively. The ratio of GVA for losses on loans, LOCs and real estate to nonperforming assets and LOCs decreased to 87.12% at March 31, 1998 from 122.00% at December 31, 1997 as a result of an increase in nonperforming assets of $3.6 million primarily representing the fair value of one LOC which became REO during the quarter ended March 31, 1998, and a decrease in GVA of $1.3 million during the same period. Included in the allowance for losses on loans, LOCs and real estate were specific allowances against individual loans and real estate of $703,000 at March 31, 1998 and $737,000 at December 31, 1997. Management continues to address the levels of allowance for losses in relation to the local real estate economy. As a result of changes in certain real estate markets, adjustments in the valuation allowances may be required in future periods. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's valuation allowances. These agencies may require additional valuation allowances, based on their judgments of the information available to them at the time of the examination.

Non-Interest Income. Non-interest income for the three months ended March 31,
-------------------
1998 was $1.9 million compared to $1.7 million for the same period of 1997.

Non-interest expense.   Non-interest expense was $6.2 million for the three
--------------------
months ended March 31, 1998, a decrease from $6.3 million for the same period of 1997. Included in non-interest expense was general and administrative expense ("G&A") for the three months ended March 31, 1998 of $5.8 million, a decrease of $83,000 from the same period of 1997. The net decrease was primarily from a reduction in federal deposit insurance of $350,000 and reduced compensation and benefits of $126,000, partially offset by merger costs of $147,000 and by an increase of $221,000 in other expenses, primarily for additional advertising costs. The Company's efficiency ratio improved to 57.89% for the three months ended March 31, 1998 from 63.89% for the three months ended March 31, 1997.

NONPERFORMING ASSETS

The following table sets forth information regarding nonaccrual loans, nonperforming LOCs and REO, net of specific valuation allowances:

                                                       AT MARCH 31,                   AT DECEMBER 31,
     NONPERFORMING ASSETS:                                1998                             1997
                                                       ------------                   ---------------
                                                                 (Dollars in thousands)
          NONACCRUAL LOANS:
          One-to-four family                             $ 7,029                          $ 6,186
          Multi-family                                       521                              942
          Commercial real estate                             165                               61
          Developed lots                                     596                              251
          Consumer                                           457                              235
                                                         -------                          -------
            Total nonaccrual loans                         8,768                            7,675
                                                         -------                          -------
          REO (1):
          One-to-four family                               1,774                            2,494
          Multi-family                                     4,461                              888
          Commercial real estate                             177                              177
          Developed lots                                     664                              903
          Tract construction and land                        247                              413
          Consumer                                           321                              237
                                                         -------                          -------
          Total REO                                        7,644                            5,112
                                                         -------                          -------

          Total nonperforming assets                     $16,412                          $12,787
                                                         =======                          =======

-----------

(1) Does not include effect of GVAs of $537,000 and $354,000 at March 31, 1998 and December 31, 1997, respectively.

Nonaccrual loans net of specific valuation allowances at March 31, 1998 were $8.8 million, which represents a increase of $1.1 million from the December 31, 1997 balance of $7.7 million. This increase since December 31, 1997 resulted primarily from an increase in nonaccrual single family loans of $843,000, an increase in nonaccrual consumer loans of $222,000 and an increase in nonaccrual developed lot loans of $345,000, partially offset by a decrease of $421,000 in nonaccrual multi-family loans.

The Company's general nonaccrual policy provides that interest accruals cease once a loan is past due for a period of 90 days or more, or the notice of default is filed, whichever occurs first. Loans may also be placed on nonaccrual status even though they are less than 90 days past due if management concludes that it is probable that the borrower will not be able to comply with the repayment terms of the loan. The Company defines nonperforming loans as nonaccrual loans and nonperforming LOCs.

REO increased to $7.6 million at March 31, 1998 from $5.1 million at December 31, 1997 primarily from the foreclosure of an apartment complex secured by an LOC with a fair value of $3.1 million. REO is initially recorded at the fair value of the related assets at the date of foreclosure, less disposition costs. Subsequent write-downs for losses are recognized if the carrying value of real estate exceeds fair value, less disposition costs.

Nonperforming assets are defined as nonperforming loans (as defined above) and REO. Nonperforming assets were $16.4 million, or 1.44% of total assets and LOCs, at March 31, 1998, compared to $12.8 million, or 1.14% of total assets and LOCs, at December 31, 1997. The Company does not include troubled debt restructured loans ("TDRs") that are performing in accordance with their restructured terms as nonperforming assets. The balance of restructured loans was $2.8 million and $4.6 million at March 31, 1998 and December 31, 1997, respectively.

Management continues to concentrate efforts to reduce the amount of nonperforming assets by early detection through the asset classification process and by taking an aggressive stance to quickly resolve nonperforming assets, by working with borrowers to restore nonaccrual loans to performing status where possible, by foreclosing upon security property where workouts are determined to be impracticable and by selling existing REO.

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

The following table sets forth the classified substandard assets net of specific valuation allowance. There were no assets classified doubtful at March 31, 1998 and December 31, 1997. The net decrease in LOCs classified as substandard was the result of a reduction in multi-family nonperforming loans of $1.6 million. The amount of specific valuation allowances at March 31, 1998 and December 31, 1997 was $449,000 and $483,000, respectively.

                                                         AT MARCH 31,                      AT DECEMBER 31,
                                                             1998                               1997
                                                         ------------                      ---------------
                                                                     (Dollars in thousands)
SUBSTANDARD

LOANS:
     One-to-four family                                     $ 7,643                            $ 6,256
     Multi-family                                             1,436                              3,005
     Commercial real estate                                     213                                 65
     Developed lots                                             645                                146
      Consumer                                                  348                                493
                                                            -------                            -------
              Total                                          10,285                              9,965
                                                            -------                            -------
 LOCS:                                                           --                              4,354
                                                            -------                            -------
REO:
     One-to-four family                                       1,774                              2,494
     Multi-family                                             4,461                                888
     Commercial real estate                                     177                                177
     Developed lots                                             664                                903
     Tract construction and land                                247                                413
     Consumer                                                   321                                237
                                                            -------                            -------
              Total                                           7,644                              5,112
                                                            -------                            -------
TOTAL CLASSIFIED ASSETS                                     $17,929                            $19,431
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

                                AT MARCH 31,        AT DECEMBER 31,
                                   1998                  1997
                                ------------        ---------------
                                      (Dollars in thousands)
     Nonaccrual loans:
          Multi-family                $  532                 $  942
           Nonresidential                177                     --
     TDR loans                         2,835                  4,629
     Other impaired loans:
          Multi-family                   613                  1,507
                                      ------                 ------
                                      $4,157                 $7,078
                                      ======                 ======



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

The Bank was in compliance with all current capital requirements in effect at March 31, 1998, and had sufficient capital to be considered a "well capitalized" institution under the OTS regulations.

The following table presents information regarding the Bank's actual capital and required capital under the prompt corrective action provisions of Federal Deposit Insurance Corporation Improvement Act ("FDICIA") at March 31, 1998:

                          REGULATORY CAPITAL (FDICIA)

                                                                             FOR CAPITAL ADEQUACY
                                                  ACTUAL                           PURPOSES
                                            ------------------       -----------------------------------------
                                             AMOUNT      RATIO       AMOUNT                RATIO
                                            -------      -----       -------   -------------------------------
                                                                 (Dollars in thousands)
Total capital (to risk-weighted assets)     $91,178      12.19%      $59,817   (greater than or equal to) 8.00%
Core capital (to adjusted tangible assets)   81,754       7.98        40,980   (greater than or equal to) 4.00
Tier 1 capital (to risk-weighted assets)     81,754      10.93            --       --   (1)
Tangible capital (to tangible assets)        81,754       7.98        15,368   (greater than or equal to) 1.50

                                                                 TO BE WELL CAPITALIZED
                                                                      UNDER PROMPT
                                                                    CORRECTIVE ACTION
                                                                        PROVISIONS
                                                     ---------------------------------------------
                                                      AMOUNT                   RATIO
                                                     -------      --------------------------------
Total capital (to risk-weighted assets)              $74,771      (greater than or equal to) 10.00%
Core capital (to adjusted tangible assets)            51,225      (greater than or equal to)  5.00
Tier 1 capital (to risk-weighted assets)              44,866      (greater than or equal to)  6.00
Tangible capital (to tangible assets)                     --                                 -- (1)

------------------------
(1) This ratio is not specified under capital regulations.

The table below presents the Bank's capital ratios as compared to regulatory requirements under the Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") at March 31, 1998:

                          REGULATORY CAPITAL (FIRREA)

                                                      CAPITAL
                                                 ------------------
                             REQUIRED    EXCESS   ACTUAL   REQUIRED
             ACTUAL CAPITAL   CAPITAL    AMOUNT  PERCENT    PERCENT
             --------------  --------    ------  -------   --------
                                (Dollars in thousands)
Tangible            $81,754   $15,368   $66,386     7.98%      1.50%
Core                 81,754    30,735    51,019     7.98       3.00
Risk-based           91,178    59,817    31,361    12.19       8.00

SELECTED CONSOLIDATED RATIOS OF THE COMPANY

                                                                                               AT OR FOR THE
                                                                                        THREE MONTHS ENDED MARCH 31,
                                                                                        -----------------------------
                                                                                        1998                     1997
                                                                                        ----                     ----
PERFORMANCE RATIOS: (1)
Return on average assets                                                                1.26%                    1.06%
Return on average equity                                                               14.88                    12.85
Equity to total assets                                                                  8.58                     8.18
Interest rate spread during the  period                                                 2.84                     3.14
Book value per share (2)                                                               12.00                    11.70
Net interest margin                                                                     3.29                     3.47
Average interest-earning assets to average interest-bearing liabilities               109.25                   108.07
G&A expense to average assets                                                           2.25                     2.61
Efficiency ratio (3)                                                                   57.89                    63.89

                                                                                    AT  MARCH  31,         AT  DECEMBER  31,
                                                                                        1998                     1997
                                                                                    --------------         -----------------
REGULATORY CAPITAL RATIOS:
Tangible and core capital                                                               7.98%                    7.81%
Risk-based capital                                                                     12.19                    11.94

ASSET QUALITY RATIOS:
Nonaccrual loans to total loans                                                         0.94%                    0.83%
Nonperforming assets to total assets and LOCs (4) (5)                                   1.44                     1.14
Allowance for losses on loans and LOCs to total loans and  LOCs                         1.34                     1.49
Allowance for losses on loans, LOCs and real estate to total assets and
 LOCs                                                                                   1.31                     1.46
GVAs for losses on loans to nonaccrual loans                                           82.90                    99.31
GVAs for losses on loans, LOCs and real estate to total
  nonperforming assets (4) (5)                                                         87.12                   122.00
Classified assets to total assets and LOCs (6)                                          1.57                     1.74
GVAs to net classified assets (6)                                                      79.75                    80.28

---------------------------------
(1)  Ratios for the three-month periods have been annualized.
(2)  Based on 7,388,068 and 7,107,729 shares at March 31, 1998 and 1997 respectively, less treasury shares and uncommitted ESOP and RRP shares.
(3) Efficiency ratio equals G&A expense to net interest income plus total non-interest income. Excludes provisions for losses on loans and other non-interest expense.
(4) Excludes troubled debt restructures which are currently performing under their restructured terms.
(5)  Nonperforming assets include nonperforming loans and REO.
(6) Classified assets include loans, LOCs and REO, net of specific valuation allowance.

PART II.  OTHER INFORMATION

ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
         (a) Exhibits - 27.1 - Financial Data Schedule for 3 month period ended March 31, 1998.

              27.2 - Restated Financial Data Schedule for 3 month period ended March 31, 1997.

              27.3 - Restated Financial Data Schedule for 3 month period ended March 31, 1996.

              27.4 - Restated Financial Data Schedule for 6 month period ended June 30, 1997.

              27.5 - Restated Financial Data Schedule for 6 month period ended June 30, 1996.

              27.6 - Restated Financial Data Schedule for 9 month period ended September 30, 1997.

              27.7 - Restated Financial Data Schedule for 9 month period ended September 30, 1996.

         (b) Reports on Form 8-K - No reports on Form 8-K were filed by the Company during the three months ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 14, 1998     RedFed Bancorp Inc.



                              By: /s/ Anne Bacon
                                  -------------------------------
                                    Anne Bacon
                                    President and
                                    Chief Executive Officer



                              By: /s/ David C. Gray, CPA
                                  -------------------------------
                                    David C. Gray, CPA
                                    Treasurer and
                                    Chief Financial Officer