Form 10-Q/A
period 1998-03-31
REDFED BANCORP INC
filed 1998-05-18
CIK 916605

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                AMENDMENT NO. 1
                                  FORM 10-Q/A


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

ITEM 3.  Qualitative and Quantitative Disclosures about Market Risk
         -----------------------------------------------------------

Readers should refer to the qualitative and quantitative disclosures (consisting primarily of interest rate risk) in the Company's 1997 Form 10-K, as there has been no significant change in these disclosures during the quarter ended March 31, 1998.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 15, 1998     RedFed Bancorp Inc.



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